Form 10-K405
period 1996-12-31
FREEDOM CHEMICAL CO
filed 1997-03-28
CIK 931075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number: 33-84778
                            FREEDOM CHEMICAL COMPANY
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                    51-0340498
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                            Mellon Center, Suite 3500
                               1735 Market Street
                             Philadelphia, PA 19103
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code: (215) 979-3100

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES        NO X
                                              ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


         State the aggregate market value of the voting stock held by non-affiliates of the Registrant: No voting stock is held by non-affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: On March 27, 1997, there were 154,481 shares of the Registrant's Series A Common Stock outstanding and 0 shares of the Registrant's Series B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                            FREEDOM CHEMICAL COMPANY

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                             Page
                                                       PART I

Item 1.       Business....................................................................................     1

Item 2.       Properties..................................................................................    17

Item 3.       Legal Proceedings...........................................................................    19

Item 4.       Submission of Matters to a Vote of Security Holders.........................................    19

                                                       PART II

Item 5.       Market for Registrant's Common Stock and
                 Related Stockholder Matters..............................................................    20

Item 6.       Selected Financial Data.....................................................................    21

Item 7.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operation.................................................................    23

Item 8.       Financial Statements and Supplementary Data.................................................    33

Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................................................    34

                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant..........................................    34

Item 11.      Executive Compensation......................................................................    37

Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................    44

Item 13.      Certain Relationships and Related Transactions..............................................    46

                                                       PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................    47

                                     PART I

Item 1.       BUSINESS

Overview

              Freedom Chemical Company (the "Company" or "Freedom") is a leading global manufacturer and marketer of a broad range of specialty and fine chemical products which are sold into several market segments for use in food and beverage products, household and industrial products, cosmetics and personal care products, pharmaceuticals, pet foods, textile and paper products and many other diverse applications. The Company focuses on niche products where it has strong market positions or a manufacturing advantage. The Company believes that this focus, combined with improved operating efficiencies resulting from recently completed restructuring and other measures, have enhanced the Company's potential for future growth and profitability.

              The Company estimates that approximately 55% of its 1996 domestic net sales were derived from product lines for which it believes it is either the largest or second largest U.S. producer. Typically, the Company's products are important to the performance of its customers' products, but represent a relatively small percentage of their total product costs. For example, although food preservatives are essential to the quality of carbonated diet soft drinks (such as Diet Coke), the Company's preservatives, potassium benzoate and sodium benzoate, generally represent less than $.01 of the total cost of one 24-can case. The Company has five core product lines:

              o Food and Personal Care Ingredients. The Company manufactures and markets food, drug and cosmetic colors, food preservatives and flavors and fragrances to a broad array of customers, including food and beverage, pet food, cosmetic, pharmaceutical and household product manufacturers. The Company believes it is the largest U.S. manufacturer of two of the world's most widely used food preservatives and is the second largest U.S. producer of food dyes. Food and Personal Care Ingredients accounted for approximately $64.5 million, or 21.5%, of the Company's 1996 net sales.

              o Pharmaceutical Intermediates and Natural Additives. The Company manufactures and markets a number of pharmaceutical intermediates and active ingredients for use in prescription and over-the-counter pharmaceuticals, as well as natural additives, including thickeners (which mimic the feel of fat), gelling agents, bioproteins and amino acids, for use in foods, pet foods, shampoos and cosmetics. The Company believes that it is the largest producer of cysteine in the world. Pharmaceutical Intermediates and Natural Additives accounted for approximately $49.0 million, or 16.3%, of the Company's 1996 net sales.

              o Specialty Organic Chemicals and Intermediates. The Company manufactures and markets a number of specialty and fine organic chemicals and chemical intermediates, including benzaldehyde, benzoic acid, benzyl alcohol and phenol, that are used to manufacture flavors and fragrances, adhesives, plasticizers, alkyd and polyester resins, rubber chemicals and agricultural intermediates. The Company is the sole U.S. producer of benzaldehyde and believes that it is the largest U.S. producer of benzoic acid. Specialty Organic Chemicals and Intermediates accounted for approximately $62.5 million, or 20.8%, of the Company's 1996 net sales.

              o Organic Pigments and Dyes. The Company manufactures and markets carbonless copy and technical dyes for use in industrial and consumer products, and pigments for use in paints, coatings, inks and plastics. The Company is a leading manufacturer of blue carbonless copy dyes used in business forms, such as credit card receipts, and of blue technical dyes used in a wide range of household products, such as window cleaners. Organic Pigments and Dyes accounted for approximately $55.3 million, or 18.4%, of the Company's 1996 net sales.

              o Textile and Paper Chemicals. The Company manufactures and markets a wide range of specialty and fine chemicals that are used in the textile and paper industries. The Company is one of the two leading U.S. producers of glyoxal and glyoxal resins which impart wrinkle resistance and shrinkage control to cotton and cotton blend fabrics and are also used to enhance the absorbency of paper. The Company also markets a complete line of textile processing products. Textile and Paper Chemicals accounted for approximately $68.8 million, or 23.0%, of the Company's 1996 net sales.

              The Company was formed in April 1992 by Joseph Littlejohn & Levy, a private investment firm ("JLL"), and certain of the Company's present and past executive officers. Freedom commenced operations in order to acquire the textile chemical business (the "Freedom Textile Acquisition") of American Cyanamid Company ("American Cyanamid"), a leading producer of glyoxal, which it renamed Freedom Textile Chemicals Co. ("Freedom Textile"). Thereafter, as part of its strategy to acquire specialty chemical companies with strong market positions, complementary product lines and opportunities for operational improvement, the Company acquired Hilton Davis Chemical Co. ("Hilton Davis"), a leading supplier of food, drug and cosmetic colors, dyes and specialty and fine chemicals, in September 1993 (the "Hilton Davis Acquisition"), and Kalama Chemical Inc. ("Kalama"), a leading supplier of food and beverage preservatives and certain flavors and fragrances, in May 1994 (the "Kalama Acquisition"). In December 1994, the Company acquired substantially all the assets of Reilly-Whiteman Inc. ("Reilly-Whiteman"), a producer of textile and other industrial chemicals (the "Reilly-Whiteman Acquisition"), and in January 1995, Freedom, through its wholly owned subsidiary Freedom Chemical Diamalt, acquired certain assets of Diamalt GmbH ("Diamalt"), a producer of pharmaceutical intermediates, natural additives and food and pet food ingredients (the "Diamalt Acquisition").


Business Strategy

              The Company's objective is to continue to enhance revenue growth and profitability by leveraging its strong market positions in its core product lines and by continuing to improve operating efficiencies. The Company plans to achieve its objective by (i) increasing capacity of key product lines, (ii) introducing new or technologically improved products, (iii) continuing to improve operating efficiencies, (iv) broadening product offerings to primary markets, (v) expanding its customer base, and (vi) enhancing growth through selective acquisitions.

Products

              The table below sets forth the Company's 1996 net sales by product group, principal products, principal end markets and selected well-known customers.

========================= ==================================== ======================== ============================
                                                                                                 Selected
Product Group (1996             Principal Products                    Principal                 Well-Known
     Net Sales)                                                      End Markets                 Customers
========================= ==================================== ======================== ============================
   Food and Personal                  Food Colors                 Food and Beverage              Coca-Cola
    Care Ingredients                 Preservatives                Drug and Cosmetic                Mars
     ($64.5 Million)        Flavor and Fragrance Chemicals                                        Nestle
                               Drug and Cosmetic Colors                                           PepsiCo
                                                                                             Procter & Gamble
                                                                                              Ralston Purina
========================= ==================================== ======================== ============================
     Pharmaceutical                    Cysteine                    Pharmaceutical               Boehringer
   Intermediates and                    Cassia                        Cosmetic                   Brantford
   Natural Additives                  Bioproteins                       Food                        IFF
    ($49.0 Million)                   Amino Acids                     Pet Food                   E. Merck
                                       Thymidine                                                   Quest
                                                                                                Ratiopharm
========================= ==================================== ======================== ============================
   Specialty Organic                 Benzaldehyde                 Food and Beverage                BASF
     Chemicals and                  Benzyl Alcohol                Drug and Cosmetic               Borden
     Intermediates                   Benzoic Acid                      Rubber                   Ciba Geigy
    ($62.5 Million)                  Benzyl Amines                  Photographic                   Miles
                                        Phenol                         Housing                   Milliken
                                     Plasticizers                    Automotive
========================= ==================================== ======================== ============================
    Organic Pigments             Carbonless Copy Dyes             Specialty Papers            Appleton Papers
        and Dyes                    Technical Dyes               Household Products          Mead Corporation

    ($55.3 Million)                    Pigments                  Paints and Pigments                PPG
                             Paints and Coatings Pigments           Photographic               S.C. Johnson
                                     Ink Pigments                                            Sherwin-Williams
========================= ==================================== ======================== ============================
   Textile and Paper                    Glyoxal                       Textiles                 C.H. Patrick
       Chemicals             Glyoxal Reactants and Resins               Paper                      Cytec
    ($68.8 Million)                Natural Chemicals              Textile Printing           Hoechst-Celanese
                              Textile Processing Products             Oil Field                  Milliken
                                                                       Mining
========================= ==================================== ======================== ============================


Food and Personal Care Ingredients

Food Colors

              Food colors, which are also known as FD&C ("Food, Drug, and Cosmetic") colors, are used extensively in the U.S. and around the world in a wide variety of food and beverage products, including dairy products, chewing gum, cake icings, spice mixes, snack foods and soft drinks, as well as pet foods. There are two types of food colors: (i) synthetic or artificial food colors, which are man-made and certified by the FDA, and (ii) natural food colors, which are derived from various natural sources and do not require FDA certification. Synthetic food colors are preferable to natural food colors in many applications because they are more consistent in quality and color than natural colors, and are better able to withstand heat and other conditions encountered during food production and preparation.

              The Company's product line of food colors consists of synthetic primary (red, yellow and blue) colors for food, beverages and pet foods. The Company manufactures these colors in two forms: dyes, which are soluble, and "lakes," which are insoluble (generally produced by combining dyes with a metallic salt).

              The Company's food color business has exhibited strong growth in recent years as a result of modest growth in the overall market and the Company's successful efforts to increase market share. The Company expects to continue to grow this business in the future and plans to invest in capacity expansions, new marketing initiatives and a greater emphasis on international markets (which markets exceed the size of the U.S. market) to achieve this goal.

              In 1996, the Company expanded its capacity of yellow, red and blue food color dyes. This expansion resulted in total capacity of food color dyes in 1996 of approximately 1 million pounds, a 6% increase over 1995.

Preservatives (Sodium Benzoate and Potassium Benzoate)

              The Company believes it is the leading U.S. producer of sodium benzoate and potassium benzoate, which are widely used food preservatives. Benzoates are derivatives of benzoic acid, which the Company produces internally. Most carbonated diet soft drinks contain either sodium or potassium benzoate. Other preservative applications include food, pharmaceuticals and toiletries. Benzoates can also be used as industrial preservatives and as a corrosion inhibitor in anti-freeze for aluminum car engines. Potassium benzoate is used as a substitute for sodium benzoate when a low sodium content is desired.

              The Company believes significant international growth for sodium benzoate and potassium benzoate will occur in the future as diet soft drink consumption increases in Mexico, Central and South America, Eastern Europe and the Asia Pacific region.

Flavor and Fragrance Chemicals

              The Company produces a range of flavors for foods and fragrance chemicals that provide various aromas to perfumes, soaps, cosmetics and household items. The Company's products include jasmine-like fragrances for use in cosmetics, perfumes and soaps and cinnamon-like flavors and fragrances used in confectioneries, gums, soaps and perfumes. The Company's flavor and fragrance chemicals are derived from benzaldehyde, a specialty intermediate which the Company produces internally. See "--Specialty Organic Chemicals and Intermediates; Benzaldehyde." The Company is one of only two flavor and fragrance manufacturers that produces its own benzaldehyde, the key ingredient for this line of products. The Company believes that this backward integration gives the Company a cost advantage over its non-integrated competitors.

              The Company believes that there is significant growth potential for flavor and fragrance chemicals and the Company intends to increase its production of these products through a planned production capacity expansion at its Kalama, Washington plant, which expansion is expected to be completed in 1997.

Drug and Cosmetic Colors

              The Company manufactures drug and cosmetic ("D&C") colors which are similar to food colors. Like food colors, D&C colors must be certified by the FDA. Freedom manufactures dyes and lakes used in toiletries (shampoos, skin creams and toothpaste), as well as cosmetics and pharmaceuticals.

              The Company sells a full line of over 100 D&C colors to the cosmetics industry, with its top ten products accounting for approximately two-thirds of D&C sales. Colors produced by the Company include various reds, yellows, oranges, greens, and violet. The Company expects to increase sales of D&C colors, improve the profitability of its D&C color operations and reduce overhead costs as a result of its transfer of production capabilities and technology from its Newark plant to its Cincinnati plant.

Pharmaceutical Intermediates and Natural Additives

              The Company's Pharmaceutical Intermediates and Natural Additives group is comprised of a wide variety of products with diverse applications. Products in this group are used in the pharmaceutical, cosmetics, food and pet food industries and are derived from naturally occurring materials that are refined and chemically converted in the Company's plants. Products in this group include cysteine and its derivative products, active ingredients, thickeners (which mimic the feel of fat), gelling agents, cassia, bioproteins and amino acids.

              The Company believes that there is potential for significant growth in the use of products in the Pharmaceutical Intermediates and Natural Additives group as consumption of natural products increases. The Company expects to grow this business in the future and plans to invest in capacity expansions to increase production of cassia, cysteine and its derivatives and amino acids.

Cysteine

              The Company manufactures cysteine at its manufacturing facilities in Raubling, Germany and Madras, India. Cysteine is used as a food additive and flavor enhancer for meats and is also used in solution for feeding premature infants. Cysteine derivatives are used as pharmaceuticals for bronchial therapy and as antioxidants. Cysteine derivatives are also used in cosmetics. The Company believes that it is the largest producer in the world of cysteine and its derivatives.

Cassia

              Cassia, an inexpensive alternative to locust bean gum and other gelling agents, is used extensively in Europe as a gelling agent in canned pet foods and as an additive in textile printing. The Company owns the patent rights to the use of cassia in pet foods in the United States, Japan and many countries in Western Europe. Such patent rights have expiration dates ranging from 2004 to 2006. The Company has developed a patented pet food additive made from cassia and currently has sales contracts with several leading European pet food makers for cassia to be used in pet foods.

Bioproteins

              The Company produces bioproteins, which are used in shampoos, cosmetics and other personal care products as well as in foods. The Company manufactures two types of bioproteins: (i) hydrolyzed vegetable proteins (soy, rice and wheat), and (ii) hydrolyzed animal proteins (collagen, keratin and elastin).

Amino Acids

              The Company manufactures amino acids, which have wide application in foods and health foods as flavor enhancers and additives to prevent the browning of fruit and vegetables, in baking, for gluten softening and in pharmaceuticals for the treatment of bronchial, intestinal and other illnesses.

Amino acids are also used to formulate residue free digestible diets, also known as "astronaut food."

Thymidine

              The Company recently began manufacturing thymidine, an AZT pharmaceutical intermediate utilized in producing drugs for AIDS therapy, and entered into a contract to sell small quantities of this product to a major pharmaceutical manufacturer.

Specialty Organic Chemicals and Intermediates

Benzaldehyde

              The Company is the sole U.S. producer of benzaldehyde, a versatile intermediate and ingredient of flavors and fragrances from which a steady supply of new product applications is being developed by the Company and others. In addition, benzaldehyde has been approved by the FDA as a synthetic flavoring substance and is used to produce almond and cherry flavors. It is also used as a fragrance for soap and toiletries. The industries that consume benzaldehyde and its derivatives include chemical intermediates, fragrances, pharmaceuticals and photographic chemicals. Examples of products that contain benzaldehyde or its derivatives include: ampicillin, photographic developers, contact lens cleaners, ink, perfumes, candy, vitamins and soap. In late 1995, the

Company completed an expansion of its benzaldehyde production capacity by approximately 40% at a cost of approximately $5.1 million.

Benzoic Acid

              Benzoic acid is used as an intermediate in the manufacture of a wide variety of products including other chemical intermediates, paints and coatings, polyesters, plasticizers, dyestuffs, preservatives, drilling mud additives and other applications. In addition to using benzoic acid as an intermediate in the production of preservatives, plasticizers and phenol, the Company sells benzoic acid to third parties. The Company believes that it is the largest domestic producer of benzoic acid and increased its production of benzoic acid through a 40% production capacity expansion at its Kalama, Washington plant. Such expansion enabled the Company to increase its production of benzaldehyde, which is co-produced with benzoic acid, in 1996.

Benzyl Alcohol

              The Company believes that it is the leading domestic producer of benzyl alcohol, which it produces from benzaldehyde. Benzyl alcohol is sold to the food, personal care and other industries for a number of applications including use in sweeteners, contact lens cleaners, lotions and ointments for relief of insect bites, dispersing agents and activators, anti-static treating compounds, photographic chemicals, and as a raw material in the manufacture of various esters used in soaps, perfumes and flavorings.


Phenol

              Unlike other chemicals manufactured by the Company, phenol, produced from benzoic acid, is a commodity chemical. The primary consumers of phenol are the housing, automotive and appliance industries. Phenol is used as a raw material in the manufacture of (i) engineering plastics, (ii) resins for wood adhesives, (iii) paper coatings, and (iv) medicinal consumer products such as Campho-Phenique(Registered) and Chloroseptic (Registered) throat spray. The Company's phenol production is consumed mostly by the wood products industry in the Pacific Northwest region where the Company is the only producer of phenol.

Plasticizers

              Freedom markets plasticizers under the brand name
K-FLEX(Registered) which are used extensively in polyvinyl acetate films. K-FLEX(Registered) is also used as an ingredient in "white glue" packaging adhesives such as Elmer's Glue, polyvinyl chloride plastic products and plastic coatings on tools.

Organic Pigments and Dyes

Carbonless Copy Dyes

              Carbonless copy dyes, also referred to as color formers, are applied to paper for use in multi-part business forms such as credit card receipts and computer printouts, among other applications. Carbonless forms have been in existence since the 1950's and the Company has continually increased its market share from "one time" carbon paper in business forms. The Company sells color formers to specialty coated paper manufacturers which produce this grade of paper for the business forms industry. The Company also markets a line of thermally activated dyes for thermal paper used in telephone facsimile machines, thermally produced labels and thermal labels used in supermarkets and other retail applications.

              The Company believes there are several factors that will account for future volume growth in the color former area: (i) industry manufacturing capacity has decreased within the past twelve months with the exit of two less efficient manufacturers, which should enable remaining competitors to increase market share, (ii) the Company expects the domestic carbonless and thermal business forms market to grow with increased usage of thermally produced labels, and (iii) the Company anticipates the market for carbonless and thermal paper to continue to grow in developing countries, especially in Mexico, Central and South America and Asia.

Technical Dyes

              Technical dyes are similar to food colors except that they are not manufactured to the same strict purity standards and are not subject to FDA certification. They are used in a wide range of industrial and consumer products, including household products such as cleaning supplies and dishwasher detergents, paper, writing instruments, turf and pond applications and cat litter.

              The Company's product line consists of a variety of water soluble dyes including Acid Blue #9 and Tartrazine, a widely used yellow dye, as well as a number of other specialty dyes. Acid Blue #9 is the Company's best-selling technical dye and it is primarily used in toilet bowl cleaners and other household products. Acid Blue #9 also absorbs ultraviolet light and is sold as a water treatment chemical to prevent algae growth in ponds and water treatment facilities. Tartrazine is used in photographic chemicals, detergents, other household products such as window cleaners and detergents, and felt tip markers.

              The Company believes that it is the world's leading manufacturer of Acid Blue #9. The Company has significantly expanded its production capacity for Acid Blue #9 through yield and process improvements. This expansion will allow the Company to take advantage of the growth in demand for its pond and turf applications.

Pigments

              The Company markets pigments for three main product lines: (i) paints and coatings, (ii) inks, and (iii) plastic dispersions.

              Paints and Coatings Pigments. The Company manufactures and sells pigments which are incorporated in paints and coatings used in the architectural, industrial, automotive, and other paint and coating markets. The Company's product line is broad, covering all coating types from water-based paints to solvent-based paints. End products in which the Company's products are used include house paint, automotive paint, wood stains, and paints for a variety of industrial uses such as farm, road and railroad equipment, office furniture, computers, containers and machine shop equipment.

              Ink Pigments. The Company's product line consists of pigments which are incorporated in ink used for printing newspapers, magazines and books. The Company is a small participant in the ink colors market and intends to increase its focus on higher margin specialty markets, such as high performance inks for glossy publications.

              Plastics Pigments. The Company competes in a small and highly specialized portion of the plastic pigments market, where it manufactures finely dispersed pigment suspensions for producers of colored plastic articles such as amber medicine vials and tinted lenses.

Textile and Paper Chemicals

              The Company manufactures and markets a broad line of chemicals for use in the textile and paper industries. The textile product line consists of fabric preparation chemicals used in most stages of textile processing including weaving, knitting, preparation, dyeing, printing and finishing. Products sold by the Company include glyoxal, glyoxal reactants and resins, textile pigments, water repellents, flame retardants, softeners, dye assistants, lubricants and antimigrants. The Company believes it has an advantage over many of its competitors because of the proximity of its plants to most of the major textile companies in the U.S., which allows the Company to respond more quickly and in a more cost efficient manner than its competitors to customers' larger orders.

Glyoxal

              The Company is the leading domestic manufacturer of glyoxal, a derivative of ethylene glycol. Glyoxal is used by the Company to produce its line of glyoxal reactants, and is also sold directly to textile mills and chemical companies which also produce reactants. The Company believes that its patented continuous process to produce glyoxal makes it the lowest cost domestic producer. The Company expects most of the growth in glyoxal sales to be for non-textile applications such as the manufacture of oil field chemicals, xanthum gums, agricultural chemicals and paper processing additives.

Glyoxal Reactants and Resins

     Glyoxal reactants or permanent press resins are custom-made products sold to textile mills to provide wrinkle resistance and shrinkage control for cotton and cotton blend fabrics used in household furnishings and apparel. Success in this product line requires the technical ability to develop cost-effective reactants, custom designed to solve the problems of the textile mills. Management believes that the Company's technical expertise and vertical integration with glyoxal production provide it with a significant competitive advantage. The Company also manufactures glyoxal-based resins for the paper industry where they are used to enhance absorbency.

Natural Chemicals

              Natural chemicals consist of products which are used in the textile, paper and leather industries to thicken water. Products in this group are made from agar-agar, starch, guar, cassia, alginates, enzymes and tamarind. These natural raw materials are chemically modified and blended to produce finished products. Textile printers require thickeners for achieving specific levels of ink viscosity. These additives are also used for sizing in the paper industry and also for leather treatment. The manufacturing process is customized for each customer and consists of chemical treatment, milling, drying and blending. The Company produces 40 different semifinished natural chemical products which can then be combined with 100 different ingredients to meet customer requirements.

Other Textile Processing Products

              The Company produces a range of textile chemical processing products including softeners, defoamers, lubricants, scours, dye bath additives and other processing aids. The Company also markets complementary textile chemicals on a commission basis, including melamine resins, antimigrants, dye fixatives for the dyeing process and flame retardants. The Company supplies the textile industry with a complete line of aqueous dispersions of organic pigments and pigment fixatives for the printing of home furnishings and apparel. The Company also manufactures water repellent chemicals used for non-woven fabrics. Management believes that by offering a broad line of such textile processing products to textile mills, the Company will be able to take advantage of growth opportunities that may exist for these products.

Sales, Marketing and Distribution

              Freedom sells specialty and fine chemicals to manufacturers who incorporate the Company's products into their finished goods. Some of the Company's well-known customers include Borden, The Coca-Cola Company, Cytec Industries, The Mead Corporation, The Pepsi Cola Company, Procter and Gamble Company, Ralston Purina, S.C. Johnson & Sons and Sherwin-Williams. The Company has more than 5,500 customers. Sales to the top ten customers represented approximately 16.3% of the Company's 1996 net sales and no single customer represented more than 2.7% of the Company's 1996 net sales.

              The Company's products are often critical to the performance of its customers' products but typically represent a relatively small percentage of the total product cost. Management believes that there are three key factors to marketing its products successfully:

               o Quality. Many of the Company's specialty and fine chemical products are used to ensure and enhance the performance of their customers' end products and therefore consistency and high quality are essential. The Company believes that its reputation as a manufacturer of value-added, high-quality specialty and fine chemicals provides it with a competitive advantage when marketing its products to existing and potential customers.

               o Highly Trained and Technical Sales Force. Because of the specialized nature of many of the niche markets the Company serves, its direct sales force must have advanced technical knowledge of the Company's products and the applications for which they are used. As a result, many of the Company's direct salespeople have a number of years of industry experience and significant technical expertise related to the products they sell.

               o Superior Customer Service. Many of Freedom's research and development specialists provide technical support services directly to the customer enabling the Company to offer formulating expertise and develop a better understanding of customer's process technology. In addition to technical support, the Company endeavors to meet the demands of its many customers who operate "just-in-time" inventory systems requiring prompt and reliable delivery of the Company's specialty and fine chemical products. The Company's strategically located manufacturing facilities as well as its broad distribution network allow it to meet the technical and logistical demands of its diverse customer base.

              The Company has recently expanded both its direct selling efforts and its international distributor network. The Company anticipates growth in many of its product groups as Mexico, Central and South America and Asia continue to develop economically and consumption of food, beverage, household and other products containing products manufactured by the Company increases. The Company believes there are significant opportunities to enhance international revenues by focusing on increasing the level of technical service, providing more assistance in product development, and broadening the scope of the Company's product line offered to its international customers. In addition, the Company continues to seek opportunities to cross-market products to both its domestic and international customers.

Raw Materials

              The raw materials used in the Company's business consist chiefly of a wide variety of organic intermediates and inorganic chemicals which are purchased from manufacturers in the United States, Europe and Asia. In 1996, no single raw material accounted for more than 11% of the Company's cost of goods sold. Total raw materials cost was approximately $135.1 million or 45% of net sales in 1996.

              Many of the Company's products are produced from toluene whose primary use is as an octane enhancer in gasoline. Consequently, the price of toluene varies with the prices of competing gasoline additives and premium and clear gasoline. Except in unusual circumstances (e.g., during the Persian Gulf
War), the price of toluene has been relatively stable over the past five years. Total toluene costs in 1996 were approximately $24.6 million. Due to increased demand for toluene in Asia, the Company's Asian toluene suppliers have indicated that beginning in 1997, they will not be able to meet the Company's supply requirements. Consequently, the Company has made arrangements to obtain toluene from suppliers located in areas adjacent to the Gulf of Mexico.

              The raw materials used for the Company's natural additives and food ingredient products include guar, locust beans, cassia, alginates, agar-agar and amino acids. The Company obtains these raw materials primarily from suppliers in India and China, and believes that these raw materials are generally available in sufficient quantities to meet its supply needs. The primary raw materials used for the Company's pharmaceutical products are cystine and cysteine, which are derived from human hair. Srinivasa, a joint venture in which the Company has a 40% interest, sells cystine production to the Company, supplying one third of the Company's needs. The Company also purchases cystine and cysteine from suppliers in China. The Company's raw material strategy for products in its Pharmaceutical Intermediates and Natural Additives group is to procure and process raw materials in countries such as India, a country which is an important source of raw materials and where labor costs are relatively low and the Company has long established relationships.

              The Company believes that for most of its raw materials alternate sources of supply are available to the Company at competitive prices.

Research and Development

              Research, development and technical service efforts are conducted by approximately 50 chemists and technicians at the various facilities of the Company. Technical service is an important aspect of the Company's overall sales effort. Many of the Company's products are sold on the basis of their ability to solve a specific problem for a customer. In many cases, products are custom designed or reformulated to solve a particular customer's operating problems or product needs.

              Technology is an important component of the Company's competitive position, providing the Company with a low cost position and enabling the Company to produce high quality products. Patents protect some of the Company's technology, but a great deal of the Company's competitive advantage revolves around know-how built up over many years of commercial operation, including 20 years of operating experience in carrying out the continuous catalytic oxidation of ethylene glycol and toluene by the Company and its predecessors. The Company does not believe its technical expertise can be easily duplicated. The Company recently commercialized a process for thymidine, an AZT intermediate.

              The Company possesses important ultra filtration technology for the purification of food colors, dyes and pigments. The Company also possesses what it believes to be unique "flushing" technology and know-how for the production of flushed pigments. This technology enables the Company to produce pigments of extremely fine particle size, which improves the pigments' quality. Finally, the Company and its predecessors have over 20 years experience in the production of carbonless copy dyes and a strong technological position in the production of blue color formers.

              The Company devotes its research and development resources to the development of new products, the development of new processes, the improvement of existing processes and products, and technical support for its customers.

Patents and Trademarks

              The Company owns patents, tradenames and trademarks and uses know-how, trade secrets, formulae and manufacturing techniques which assist in maintaining the competitive positions of certain of its products, including food colors, pigments, dyes, flavors and fragrances. Patents, formulae and know-how are of particular importance in the manufacture of a number of the dyes and flavor ingredients sold in the Company's specialty chemical business. The Company believes that no single patent, trademark or other individual right is of such importance, and, accordingly, the expiration or termination thereof would not materially affect its business. The Company is also licensed to use certain patents and technology owned by foreign companies to manufacture products complementary to its own products, for which it pays royalties in amounts not considered material.

Customers


              The Company does not consider any segment of its business to be dependent on a single customer or a few customers, the loss of any of which would have an adverse effect on the Company's results. No single customer accounted for more than 2.7% of the Company's 1996 net sales. For additional information on the Company's customers, see "--Products" and "--Sales, Marketing and Distribution."

Competition

              The Company is engaged in a highly competitive industry and, with respect to all of its major products, faces competition from a substantial number of global and regional competitors. Some of the companies with which the Company competes have greater financial, research and development, production and other resources than the Company. The Company's competitive position is based principally on customer service and support, product quality, manufacturing technology, facility location and, to a lesser extent, price. See "--Sales, Marketing and Distribution."

Employees

              As of December 31, 1996, the Company had approximately 1,044 employees worldwide, of whom 47%were salaried employees and 53% were hourly employees. Of these, 178 employees were in management and administration, 93 in sales and marketing, 111 were chemists or technicians and 662 were in production. Approximately 50% of the Company's domestic employees were covered by collective bargaining agreements with three unions. These agreements expire from June 1998 through March 1999. The Company considers its relations with both its union and non-union employees to be good.

Environmental Matters

              Chemical companies such as the Company are subject to extensive environmental laws and regulations concerning, among other things, emissions to the air, discharges to land, surface water and subsurface water, the generation, handling, storage, transportation, treatment and disposal of waste and other materials, and the remediation of environmental pollution relating to such companies' (past and present) properties and operations ("Environmental Laws"). Costs and expenses under such Environmental Laws incidental to ongoing operations are generally included within operating budgets. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under Environmental Laws. In many instances, the ultimate costs under Environmental Laws and the time period during which such costs are likely to be incurred are difficult to predict.

              In connection with the purchase of a number of the Company's facilities, the Company has obtained contractual rights to be indemnified for certain types of environmental liability relating to the prior operations of those facilities. In addition, pursuant to the federal Comprehensive Environmental Response, Compensation and Liability Act of 1990, as amended ("CERCLA" or "Superfund"), the Company has a private cause of action against other potentially responsible parties ("PRPs"), including prior owners or operators. As described more fully below, the Company consequently believes that the costs to be incurred in connection with most of the significant environmental liabilities associated with conditions existing prior to the Company's ownership of, and remediation actions that may be required relating to, certain of the Company's past and present properties will be the responsibility of other parties and, therefore, are not likely to have a material adverse effect on the Company's financial position, although the effect on results of operations and cash flows could be material when these conditions are resolved in a future period. However, no assurance can be given that the parties discussed below will have the financial resources to perform fully their responsibilities under such agreements or that such other parties will not challenge their liability under such agreements. In any such event, the Company may be required to incur significant liabilities. As of December 31, 1996, the Company had reserves of approximately $15.8 million for certain environmental expenditures as discussed in more detail below. See notes 3 and 11 to the Company's Consolidated Financial Statements included herein.

              Under certain Environmental Laws, the Company may be liable for the remediation of environmental pollution at certain on-site and off-site waste management areas. Under CERCLA and similar state laws, the current and former owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic materials on, under or emanating from such property, regardless of whether the owner or operator knew of, or was responsible for, the presence of such materials. In addition, CERCLA and similar state laws impose liability for investigation, cleanup costs and natural resource damages on persons who disposed of or arranged for the disposal of hazardous substances at third-party sites. Under the federal Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the holder of a permit to treat or store hazardous waste can be required to remediate environmental pollution from solid waste management areas at the permitted facility regardless of when the contamination occurred. Under the New Jersey Industrial Site Recovery Act ("ISRA"), formerly known as the Environmental Cleanup Responsibility Act, the owner of an industrial establishment can be required to remediate environmental pollution at the time of a transfer or shutdown of the facility.

              The Company has sent wastes from its operations to various third-party waste disposal sites. From time to time the Company receives notices from representatives of governmental agencies and private parties contending that the Company is potentially liable for a portion of the investigation and remediation costs and damages at formerly owned or operated sites and third-party sites, some of which are discussed herein. Although there can be no assurance, the Company does not believe that its liabilities in connection with such third-party sites, either individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

              Hilton Davis. Extensive environmental studies of the Hilton Davis facility in Cincinnati have been conducted by Sterling Winthrop, a former owner of the facility, pursuant to a consent decree between Sterling Winthrop and the State of Ohio. These studies have identified soil and ground water pollution at a number of locations throughout the facility. Virtually all of this contamination occurred prior to 1987. In connection with the Company's purchase of Hilton Davis from PMC, Inc. ("PMC"), the Company entered into an Environmental Matters Agreement (the "EMA"), dated September 9, 1993, with Sterling Winthrop which, with certain exceptions, requires Sterling Winthrop to take responsibility for environmental conditions that predate 1987. Claims for indemnity for any such conditions not identified in the EMA must be made within ten years and are subject to a maximum amount of $20 million. Under the EMA, the Company has agreed to share responsibility with Sterling Winthrop for two specific environmental conditions, provided, however, that the Company's obligations shall not exceed $1.0 million. Currently, the Company has not incurred any costs in connection with these matters. In addition, the EMA requires the Company to be responsible for environmental conditions that post-date 1986. In addition, pursuant to the Stock Purchase Agreement with PMC (the "PMC Stock Purchase Agreement"), PMC made certain environmental representations and warranties and indemnified Freedom for its breach thereof, subject to a maximum amount of $1.0 million. In connection with its purchase of Hilton Davis, the Company's environmental consultant conducted a Phase I Assessment of the Cincinnati facility. This assessment did not disclose any environmental conditions for which the Company is likely to be responsible which would have a material adverse effect on the Company's financial position, results of operations or cash flows.

              At the time the Company and Sterling Winthrop entered into the EMA, Sterling Winthrop was a wholly owned subsidiary of Eastman Kodak. In November 1994, Eastman Kodak sold the capital stock of Sterling Winthrop to SmithKline Beecham plc ("SmithKline Beecham"). SmithKline Beecham subsequently sold the capital stock of Sterling Winthrop to Miles Inc., a subsidiary of Bayer AG. Following these transactions, Sterling Winthrop advised the Company that Eastman Kodak had retained Sterling Winthrop's liabilities in respect of Hilton Davis and to address further correspondence in respect of the EMA to Eastman Kodak. Subsequently, 360 North Pastoria Environmental Corporation, a subsidiary of Eastman Kodak ("360 North"), notified the Company that (i) the Company should send all future communications under the EMA to 360 North and (ii) Sterling's responsibilities under the EMA would be managed by 360 North. Accordingly, since the Sterling Winthrop sale the Company has been dealing with 360 North in respect of matters arising under the EMA and 360 North has been performing Sterling Winthrop's obligations under the EMA (including bearing the cost of the performance of the work plan for closure of the surface impoundments at the Cincinnati facility referred to below). Notwithstanding the foregoing, neither Eastman Kodak nor 360 North has formally acknowledged to the Company its assumption of Sterling Winthrop's obligations under the EMA nor has the Company formally consented to any such assumption.

              The State of Ohio has approved a work plan for closure of surface impoundments formerly involved in wastewater treatment operations at the Cincinnati facility. A former on-site landfill is also under investigation. Under the EMA, Sterling Winthrop is wholly responsible for these matters and has commenced performing the remediation of the surface impoundments. Consequently, the Company believes that it will not be required to incur significant liability in connection with such conditions.

              On or about June 24, 1994, the United States Environmental Protection Agency ("EPA") Region 5 filed an administrative complaint (Complaint and Proposed Compliance Order, BEW 013-94) seeking approximately $1.6 million in fines and penalties against Hilton Davis for alleged violations of EPA regulations relating to industrial boilers. The particular unit which is the subject of the complaint is out of service and has not operated since August 21, 1992. The Company and the EPA have agreed to settle this matter for a total amount of $258,000, consisting of cash and a to-be-valued supplemental environmental project. The Company has made a claim for indemnification against PMC, the former owner of Hilton Davis, with respect to this matter; PMC has indicated that it will contest the claim. There can be no assurances that such claim will be successful.

              In connection with the requirements of New Jersey's ISRA relating to certain prior transfers of the Hilton Davis facility in Newark, New Jersey, Sterling Winthrop, as a "former owner," investigated and completed certain remedial actions relating to soil and ground water pollution at that facility. Under the EMA, Sterling Winthrop is also required to comply with its previous obligations under ISRA. Manufacturing operations at this facility ceased in May 1996. While the Company believes that it will not be required to incur significant liability in connection with environmental conditions at this facility, there can be no assurance that the State of New Jersey will not conclude, in the future, that additional remediation is required, for which the Company might be considered responsible.

              On or about February 24, 1994, the State of New Jersey filed a complaint in the Superior Court against Hilton Davis and thirty-two other defendants (State of New Jersey v. Ace Service Corp., No. SOM L 247-94, Somerset County) under the New Jersey Spill Control Act and other laws seeking recovery of past and future costs incurred in response to alleged releases and threatened releases of hazardous substances at a third-party warehouse. Sterling Winthrop assumed the defense of this matter pursuant to the EMA and continues to defend Hilton Davis. In the event of an adverse judgment, the Company expects to be fully indemnified for all costs, including any remediation costs.

              Freedom Textile. In connection with the Company's purchase of Freedom Textile's Charlotte, North Carolina facility from American Cyanamid, the Company entered into the Agreement for the Purchase and Sale of Assets, dated February 28, 1992 (the "Freedom Textile Asset Purchase Agreement"), with American Cyanamid, which requires American Cyanamid to take responsibility for corrective actions with respect to certain environmental conditions. In January 1994, American Cyanamid distributed to its stockholders all of the capital stock of its chemicals unit, Cytec. The Company believes that in connection with this transaction Cytec assumed American Cyanamid's environmental indemnity obligations to the Company under the Freedom Textile Asset Purchase Agreement. Since the Cytec spin-off, the Company has been dealing with Cytec in respect of matters arising under the Freedom Textile Asset Purchase Agreement and Cytec has been performing American Cyanamid's obligations under the Agreement. The Settlement Agreement, dated December 30, 1994, among Freedom Textile, Cytec and American Cyanamid, which settled certain claims, including certain environmental claims regarding the Charlotte facility, recited that Cytec is the successor to American Cyanamid with regard to the Freedom Textile Asset Purchase Agreement. The Company has notified American Cyanamid that it is cooperating with Cytec in coordinating the fulfillment of American Cyanamid's obligations under the Freedom Textile Asset Purchase Agreement as a matter of convenience to American Cyanamid and has not waived its contractual rights to look to American Cyanamid as the party liable for performance under the Freedom Textile Asset Purchase Agreement.

              In connection with the Charlotte facility's hazardous waste (i.e., RCRA) permits, the EPA and the State of North Carolina have required the facility to conduct a RCRA facility investigation and to implement corrective action as may be necessary at two on-site solid waste management units. Pursuant to the Freedom Textile Asset Purchase Agreement, American Cyanimid is responsible for any requirements which may be imposed by the EPA or the State of North Carolina with respect to these two solid waste management units as well as other pre-existing environmental conditions. Consequently, the Company believes that it will not be required to incur significant liability in connection with these units.

              The Company acquired certain assets of Achem Corporation ("Achem") in 1993 as part of the Hilton Davis Acquisition and in 1995 transferred such assets to a subsidiary of Freedom Textile. Environmental investigations have revealed soil and groundwater contamination at the Cowpens, South Carolina facility. The groundwater contamination has migrated off-site. The Company has reached agreement with the South Carolina Department of Health and Environmental Control ("SCDHEC") on an administrative consent agreement which requires the Company to conduct additional investigation and take corrective measures. The Company has submitted a Remedial Investigation Work Plan to SCDHEC. SCDHEC has recently advised the Company that such work plan will be accepted following certain minor revisions. Certain former owners of Achem, which sold the facility to Hilton Davis, have agreed to assume and pay all amounts due resulting from the consent agreement or incurred in performance of Achem's obligations under the consent agreement, and have further agreed that such costs may be deducted from the final purchase price payment due to them of $350,000. Currently, however, the Company believes that remediation costs are likely to exceed this amount and, in any event, may exceed the financial resources of such owners.

              Environmental investigations have also revealed soil and groundwater pollution under the chemicals process building at the Cowpens site,

the source of which is unknown at this time. The contamination consists of a solvent floating on groundwater. The Company has implemented an Initial Product Abatement Plan ("IPAP") approved by SCDHEC and requested that the IPAP be terminated with ongoing monitoring.

              During March 1996, the Company instituted litigation against PMC, all the former owners and operators of the Cowpens site and IT Corporation in the U.S. District Court of South Carolina, Spartanburg Division (Hilton Davis et al. v. PMC, Inc. et al., No. 7:96-795-20). The action seeks recovery of all costs of investigation and remediation of soil and groundwater contamination at that site. The claims against PMC are based on the PMC Stock Purchase Agreement as well as on CERCLA. There can be no assurance that the claims will be successful.

              As of December 31, 1996, the Company had a reserve of approximately $1.9 million for environmental expenditures associated with remediation of the Cowpens facility. Although the Company believes that this reserve is based on a reasonable estimate of potential costs of remediation, there can be no assurance that such costs will not exceed this amount.

              In connection with the sale of the former facility located in Greenville, South Carolina, Freedom Textile has agreed to reimburse the buyer for the costs of removing contaminated soil resulting from an underground storage tank which was removed several years ago. The soil removal has not occurred but due to the anticipated limited extent of contamination, the Company does not believe that the cost of the soil removal will be significant. Moreover, the Company has tendered a claim for indemnification to Sterling Winthrop. Neither Sterling Winthrop nor Eastman Kodak has accepted responsibility for this claim.

              Reilly Whiteman. In connection with the Reilly-Whiteman Acquisition, the Company and Reilly-Whiteman entered into the Asset Purchase Agreement, dated November 8, 1994 (as amended, the "Reilly-Whiteman Asset Purchase Agreement"). Pursuant to the Reilly-Whiteman Asset Purchase Agreement, Reilly-Whiteman remains responsible for investigating and remediating certain environmental matters at the Conshohocken facility which arose from Reilly-Whiteman's operation of that facility prior to the acquisition. These environmental matters include contamination from fuel oil leaking from an underground storage tank and a tank farm at such facility. Pursuant to the Reilly-Whiteman Asset Purchase Agreement, Reilly-Whiteman is currently addressing all of these matters. Consequently, the Company does not believe that these matters are likely to be material to the Company's financial position, results of operations or cash flows. Manufacturing operations at the Conshohocken facility ceased in April 1996.

              Kalama. In connection with a RCRA investigation of the Kalama, Washington facility by the EPA and the State of Washington, the EPA has required the Company to conduct a RCRA facility investigation ("RFI") and to implement corrective action as may be necessary on portions of the site. The EPA has approved the Company's interim corrective measures ("ICM") work plan and RFI report describing proposed interim remediation of the site. The Company is now designing proposed interim corrective measures and studying data to prepare a proposed final remediation plan. In connection with these submissions, the EPA will require remediation of certain environmental conditions at the Kalama facility. The Company believes that the interim corrective measures will provide most, if not all, of the remediation required by the EPA.

              In connection with the Company's purchase of Kalama from BC Sugar, the Company entered into the Stock Purchase Agreement among Freedom, Chatterton Petrochemical Corporation, a wholly owned subsidiary of BC Sugar ("Chatterton"), and BC Sugar, dated as of May 11, 1994, and subsequently amended (the "Kalama Stock Purchase Agreement"), which, with certain exceptions, requires BC Sugar and Chatterton to indemnify and reimburse the Company for the RCRA corrective actions at Kalama. Pursuant to the agreement, BC Sugar and Chatterton remain responsible for the costs of investigation, negotiations with the EPA and the State, and installation of the capital expenditure component of the cleanup required by EPA or the State at the Kalama facility. BC Sugar and Chatterton are also collectively responsible for a total of 50% of the costs of operation and maintenance of the corrective action until five years after the installation of the capital expenditure component at the site. All of the indemnifications and other provisions in the Kalama Stock Purchase Agreement whereby BC Sugar and Chatterton agreed to remain responsible for costs, including those provisions described below, are subject to an aggregate limit of $44 million, including certain costs which may be directly incurred or paid by BC Sugar and Chatterton. As of December 31, 1996, approximately $5.5 million had been credited against this limit.

              In September 1995, an action was filed against Kalama by the U.S. Department of Justice on behalf of the EPA, alleging violations of the Clean Air Act at the Kalama facility which existed prior to the Company's purchase of it. The Company has executed a consent decree settling the matter and expects execution by the Department of Justice and the EPA in the near future. The settlement contemplates the payment of a penalty as well as an additional payment to fund supplemental environmental projects, both totaling approximately $1.6 million. Under the Kalama Stock Purchase Agreement, BC Sugar and Chatterton agreed to remain responsible for certain liabilities arising from violations of environmental laws occurring before May 26, 1994 at sites owned by Kalama to the extent such liabilities in the aggregate exceed certain thresholds and subject to the $44 million aggregate limit. The Company has tendered a formal indemnification claim to BC Sugar for the alleged air violations. Consequently, the Company does not believe that this penalty is likely to be material to the Company's financial position, results of operations or cash flows.

              In connection with the requirements of New Jersey's ISRA relating to certain prior transfers of the Kalama facility in Garfield, New Jersey, the State and the Company have investigated contamination of the site and the potential for migration of contamination offsite. Kalama terminated manufacturing operations at the Garfield facility in May 1994. Under the Kalama Stock Purchase Agreement, subject to the $44 million aggregate limit described above, BC Sugar and Chatterton are responsible for the costs of investigation, negotiations with the State, installation of the capital expenditure component of the remedy and 50% of the costs of operation and maintenance of the remedy until five years after its installation.

              In connection with the settlement of certain litigation between Kalama and Tenneco Polymers, Inc. ("Tenneco Polymers"), the successor in interest of the prior owner of the Garfield site, Kalama entered into a Settlement Agreement (the "Tenneco Settlement Agreement"), dated April 28, 1994, with Tenneco Polymers. The Tenneco Settlement Agreement requires Tenneco Polymers to conduct the cleanup of the Garfield facility required by the State of New Jersey and to pay for 80% of the cleanup costs and makes Kalama responsible for the remaining 20% of such costs. Pursuant to the Kalama Stock Purchase Agreement, BC Sugar and Chatterton have agreed to remain responsible for Kalama's portion of the cleanup costs under the Tenneco Settlement Agreement subject to the limitations on their liability described above. In connection with the settlement of the litigation, Tenneco Corporation has entered a guarantee dated May 2, 1994, for the benefit of Kalama, of Tenneco Polymers' obligations under the Tenneco Settlement Agreement. Pursuant to the Tenneco Settlement Agreement, Tenneco Polymers has assumed responsibility for the Garfield site investigation and is currently negotiating the nature and scope of the required remediation with the State of New Jersey.

              Pursuant to the Kalama Stock Purchase Agreement, BC Sugar also remains responsible for the vast majority of any necessary costs of remediation of asbestos at the Garfield facility, which is currently estimated to cost approximately $840,000. However, because the manufacturing operations at the facility have ceased and because the facility is to be remediated under ISRA, the Company has not yet determined the extent of asbestos remediation that is legally required. The Company does not believe that this matter will materially impact the Company's financial position, results of operations or cash flows.

              Extensive environmental studies of the Kalama facility in Beaufort, South Carolina have been conducted by Kalama's subsidiary Kalama Specialty Chemicals, Inc. ("KSCI"), pursuant to an administrative order of consent between KSCI and the EPA. The facility has been listed on the EPA's National Priorities List pursuant to CERCLA. As a result of these studies, the EPA has chosen a remedy which KSCI has agreed to perform pursuant to a consent decree which has been lodged in U.S. District Court. Manufacturing operations at this facility have ceased. Under the Kalama Stock Purchase Agreement, subject to the $44 million aggregate limit described above, BC Sugar and Chatterton have undertaken responsibility for the costs of investigation, negotiations with the EPA, installation of the capital expenditure component of the remedy and 50% of the costs of operation and maintenance of the remedy until five years after its installation.

              As of December 31, 1996, the Company had reserves of approximately $15.8 million for environmental expenditures associated with remediation of the Kalama, Garfield and Beaufort facilities, which expenditures the Company expects to be made over the next 30 years.


              Kalama has been named as a PRP pursuant to CERCLA at the Pasco Sanitary Landfill site ("Pasco") in Washington State. At Pasco, Kalama has been participating in voluntary site investigation and cleanup based on a share of less than approximately two percent of the total site liability. While there can be no assurance that Kalama's final share of total liability at Pasco will not be greater than two percent, there are numerous solvent entities with extensive resources which have also been named as PRPs at Pasco. Various contingencies such as the incomplete status of investigation, the uncertainty of remediation selection and effectiveness, the search for additional PRPs, the absence of binding commitments allocating liability among PRPs, and the joint and several nature of liability under CERCLA make it impossible to predict Kalama's total liability at Pasco at this time.

              Under the Kalama Stock Purchase Agreement, BC Sugar and Chatterton remain responsible for the offsite CERCLA sites identified on schedules thereto, including Pasco. Subject to the $44 million aggregate limit described above, BC Sugar's and Chatterton's liability for these sites continues until three years after the installation of capital expenditures component of remedies at all of the Kalama, Washington, Garfield and Beaufort facilities, but in any event no later than May 26, 2004.

              Freedom Chemical Diamalt. Since 1961, the Company's facility in Vernon, France has been discharging production wastewater without pretreatment into the River Seine. According to an analysis completed by the Company in early 1996, such production wastewater includes concentrations of pollutants which are not in compliance with legal limits or limits which are acceptable for discharge to the municipal wastewater treatment plant. The Company plans to resolve this matter by negotiating permission to discharge the wastewater to the municipal wastewater treatment plant for a fee, constructing a wastewater treatment plant for an estimated cost of

$250,000 or by shifting production of certain raw materials to the facility under construction in India. The Company believes, based upon the opinion of the Company's independent environmental consultant, that the French environmental authorities will refrain from penalizing the Company for these discharges while a solution is sought. Although there can be no assurance that such negotiations will be successful or that the environmental authorities will not penalize the Company for such discharges into the river, the Company believes that, if assessed, any such penalties are not likely to be material to the Company's financial position or results of operations.

Item 2.       PROPERTIES

              The Company has ten manufacturing facilities which allow it to carry out a broad array of chemical reactions. The chart below sets forth as of December 31, 1996 the locations and sizes of the Company's manufacturing facilities and products manufactured at each of its sites:

                                                           Approximate
           Location                   Owned or                Square                      Products
                                     Leased (a)              Footage                    Manufactured
------------------------------- --------------------- ----------------------- ----------------------------------
Kalama, Washington              Owned                        550,000          Food and Personal Care Products;
                                                                              Specialty Organic Chemicals and
                                                                              Intermediates

Charlotte, North Carolina       Owned                        500,000          Textile and Paper Chemicals

Cincinnati, Ohio                Owned/Leased(b)              450,000          Food and Personal Care
                                                                              Ingredients;
                                                                              Organic Pigments and Dyes

Cowpens, South Carolina         Owned(c)                      40,000          Textile and Paper Chemicals

Raubling, Germany               Owned/Leased(d)              354,000          Pharmaceutical Intermediates and
                                                                              Natural Additives

Munich, Germany                 Leased(e)                    162,000          Textile and Paper Chemicals;
                                                                              Food and Personal Care
                                                                              Ingredients

Vernon, France                  Owned                         47,300          Textile and Paper Chemicals

Dewsbury,                       Owned                         14,000          Organic Pigments and Dyes
  United Kingdom

Vadodara, India                 Owned(f)                     295,100          Pharmaceutical Intermediates and
                                                                              Natural Additives

Madras, India                   Owned/Leased(g)              112,700          Pharmaceutical Intermediates and
                                                                              Natural Additives

--------------

(a) For information concerning the Company's rental obligations, see note 12 to the Company's Consolidated Financial Statements included herein.

(b) The land on which the plant is located is leased, with the lease expiring in 2043.

(c)  The plant is scheduled to be closed in May 1997.

(d) Approximately 15% of the land on which the plant is located is leased and with the lease expiring in 2001.


(e) The land on which the plant is located is leased. The lease on part of the land on which the plant is located is renewable at the Company's option through 2009. The Company is currently renegotiating the lease on the other part of the land on which a warehouse and research facility are located, which lease expires in December 1996. To the extent such lease is not renegotiated, the Company plans to relocate the warehouse and research facility.

(f) The plant is owned by a joint venture in which Freedom Chemical Diamalt has a 74% interest and Kamlakant Chottalal Exporters Private Limited, a company registered under the Indian Companies Act, 1956, has a 26% interest. The land on which the plant is located is owned.

(g) The land on which the plant is located is leased, with the lease expiring in 2010.

              All of the Company's manufacturing facilities, except its manufacturing facility in Kalama, Washington, are operating with excess capacity. The Company's manufacturing facility in Kalama, Washington is currently operating at a capacity level of approximately 90%.


              The Company employs both continuous and batch process technologies to produce its products. Glyoxal, benzoic acid, phenol and benzaldehyde are produced using continuous processes. Batch processing is used to convert these products into downstream specialty textile chemicals and food ingredients. Batch processing technologies are also used in the production of most of the coloring agents, specialty organics and paper coating products.

              The Company is subject to extensive regulation by numerous governmental authorities, including the FDA and corresponding state and foreign agencies, and to various domestic and foreign safety standards. The Company's regulatory compliance programs have been expanded to encompass compliance with international standards known as ISO 9002 standards, which will become mandatory in Europe in 1999. The FDA is in the process of adopting the ISO 9002 standards as regulatory standards for the United States, and it is anticipated that these standards will be phased in for U.S. manufacturers over a period of time. Three of the Company's plants have achieved ISO 9002 certification and the Company plans to implement the ISO 9002 standards in its other facilities. The Company does not believe that adoption of the ISO 9002 standards by the FDA will have a material effect on its financial condition or results of operations.

Item 3.       LEGAL PROCEEDINGS

              On March 28, 1994, a grand jury sitting in the Southern District of Ohio issued a subpoena (the "Hilton Davis Subpoena") to Hilton Davis, seeking the production of certain documents to determine whether there has been or may have been a violation of the Sherman Act (15 U.S.C. Section 1). The Hilton Davis Subpoena covers the period from January 1, 1988 through April 5, 1994 and seeks production of documents relating to pigments (defined as raw materials used in the production of offset and gravure printing ink). The investigation is being conducted by the Antitrust Division of the Department of Justice. The Company completed its response to the Hilton Davis Subpoena on July 8, 1994. Three Hilton Davis employees have been subpoenaed and have testified before the grand jury and three other employees of the Company were interviewed by the Department of Justice in lieu of requiring their testimony before the grand jury. It is premature to assess what action, if any, the grand jury may take. The Company has been informed that it is not a target of the investigation.

              The Company is subject to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. Although it is impossible to predict the outcome of any legal proceeding, in the opinion of the Company's management, such proceedings and actions are not likely to have a material adverse effect on the Company's financial position or results of operations. For a description of certain environmental matters and related legal proceedings involving the Company, see "Item 1. Business--Environmental Matters."

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              This item is not applicable.

                                     PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS

                 There is no established trading market for the Company's Series A Common Stock (the "Common Stock") and Series B Common Stock.

Recent Sales of Unregistered Securities.

              Since January 1, 1996 the Company has sold or issued the following securities that were not registered under the Securities Act:

              1. On October 17, 1996 the Company issued 56,635 shares of Common Stock to Joseph Littlejohn & Levy Fund, L.P. for an aggregate purchase price of $7,079,375.

              2. On October 17, 1996 the Company issued 22,904.26 shares of Common Stock to Joseph Littlejohn & Levy Fund II, L.P. for an aggregate purchase price of $2,863,032.50.

              3. On October 17, 1996 the Company issued 460.74 shares of Common Stock to Robert A. Kirchner for an aggregate purchase price of $57,592.50.


              4. On December 2, 1996, the Company issued 4,828.22 shares of Common Stock to the Sorgenti Family Partnership, L.P. for an aggregate purchase price of $603,527.50.

              5. On December 2, 1996, the Company issued 8,643.64 shares of Common Stock to Harold A. Sorgenti for an aggregate purchase price of $1,080,455.

              6. On December 2, 1996, the Company issued 217.27 shares of Common Stock to James Trecek for an aggregate purchase price of $27,158.75.

              7. On December 2, 1996, the Company issued 1,082.94 shares of Common Stock to Donald W. McPhail for an aggregate purchase price of $135,367.50.

              8. On December 2, 1996, the Company issued 171.79 shares of Common Stock to Dale E. Smith for an aggregate purchase price of $21,473.75.

              9. On December 2, 1996, the Company issued 572.79 shares of Common Stock to Robert G. Kitchen for an aggregate purchase price of $71,598.75.

              The issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 6.       SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

              The following table sets forth selected historical consolidated financial data for the periods indicated. The selected historical consolidated financial data as of December 31, 1992, 1993 and 1994 and for the 1992 Period and the year ended December 31, 1993 have been derived from the Company's audited Consolidated Financial Statements not included herein. The selected historical consolidated financial data as of December 31, 1995 and 1996, and for the years ended December 31, 1994, 1995 and 1996, have been derived from the Company's audited Consolidated Financial Statements and should be read in conjunction with such audited Consolidated Financial Statements and the notes thereto included herein.

                                                                     For the years ended December 31,
                                                        ------------------------------------------------------------
                                             1992
                                            Period           1993           1994           1995           1996
                                            ------           ----           ----           ----           ----
                                                                  (dollars in thousands)


Statement of Operations Data(a):
  Net sales.........................           $14,784         $54,831       $187,780       $292,888       $300,168
  Cost of goods sold................            10,695          45,295        144,845        233,533        238,247
                                               -------         -------        -------       --------       --------

  Gross profit(b)...................             4,089           9,536         42,935         63,355         61,921
  Selling, general and administrative
    expense.........................             3,588           8,292         26,948         50,399         47,372
  Noncash compensation expense(c)...                --              --            915            150            197
  Research and development expense..               173             735          2,331          4,950          4,786
  Restructuring and other charges(b)                --              --             --         12,495          3,974
                                               -------         -------        -------       --------       --------
  Operating income (loss)...........               328             509         12,741         (4,639)         5,592
  Registration costs................                --              --             --          2,187             --
  Other expense (income), net.......                --             (37)          (545)            (5)          (711)
  Interest and debt expense.........               531           1,556          6,682         13,805         14,213
  Minority interest.................               144             251            284            247            260
                                               -------         -------        -------       --------       --------
  Income (loss) before income taxes,
    equity in income of joint ventures
    and extraordinary loss..........              (347)         (1,261)         6,320        (20,873)        (8,170)
  Provision (benefit) for income taxes             (42)           (291)         2,858         (3,809)        (2,305)
  Equity in income of joint ventures                --              --             --             74            635
                                               -------         -------        -------       --------       --------
  Income (loss) before extraordinary
   loss.............................              (305)           (970)         3,462        (16,990)        (5,230)
  Extraordinary loss, (net)(d)......                --              --          1,276             --          2,001
                                               -------         -------        -------       --------       --------
  Net income (loss).................              (305)           (970)         2,186        (16,990)        (7,231)
  Less: preferred dividends.........               345           1,621          3,694          4,611          4,571
                                               -------         -------        -------       --------       --------
  Loss applicable to common
   shares...........................             $(650)        $(2,591)       $(1,508)      $(21,601)      $(11,802)
                                               =======         =======        =======       ========       ========


Balance Sheet Data
(at period end):
  Working capital...................            $2,016         $23,964        $38,326        $37,455       $ 69,002
  Total assets......................            18,377         101,234        231,064        243,156        262,914
  Total long-term debt
   (net of current portion).........             6,175          41,266         93,643        119,520        153,560
  Mandatory redeemable preferred
   stock and minority interest......             7,517          26,267         39,707         41,035         45,532
  Stockholders' equity (deficit)....               100             265          1,747        (18,743)       (22,209)


-----------------

(a) The results of operations of the Company reflect the results of operations of: Freedom Textile effective from its acquisition in May 1992, Hilton Davis effective from its acquisition in September 1993, Kalama effective from its acquisition in May 1994, Reilly-Whiteman effective from its acquisition in December 1994 and Diamalt effective from its acquisition in January 1995. See note 3 to the Company's Consolidated Financial Statements included herein.

(b) In 1995, the Company recorded restructuring and other charges totaling $14,427. These charges reduced gross profit from $65,287 to $63,355 and operating income from $9,788 to $(4,639) for the year ended December 31, 1995. In 1996, the Company recorded restructuring and other charges totaling $10,988. These charges reduced gross profit from $68,935 to $61,921 and operating income from $16,580 to $5,592 for the year ended December 31, 1996. See note 17 to the Company's Consolidated Financial Statements included herein.

(c) The Company has recorded noncash compensation expense of $915, $150 and $197 for the years ended December 31, 1994, 1995 and 1996, respectively related to Common Stock options granted and vested during those periods and Common Stock sold to executive officers of the Company in connection with the Kalama Acquisition during June 1994.

(d) In 1994, the Company recorded an extraordinary loss in connection with the write-off of deferred financing fees upon the consolidation of all the Company's outstanding indebtedness under the Freedom Credit Agreement. In 1996, the Company recorded an extraordinary loss in connection with the write-off of deferred financing fees upon the refinancing and consolidation of the Company's outstanding indebtedness. See note 3 to the Company's Consolidated Financial Statements included herein.

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

General

              The Company is a leading global manufacturer and marketer of a broad range of specialty and fine chemical products which are sold into several market segments for use in food and beverage products, household and industrial products, cosmetics and personal care products, pharmaceuticals, pet foods, textile and paper products and many other diverse applications. The Company operates in one industry segment, with revenues derived from sales in five core product groups: (i) Food and Personal Care Ingredients, (ii) Pharmaceutical Intermediates and Natural Additives, (iii) Specialty Organic Chemicals and Intermediates, (iv) Organic Pigments and Dyes and (v) Textile and Paper Chemicals.

              The revenue growth of each of the Company's product groups generally fluctuates in response to the overall business trends of the industries of each of its customers. During 1996, for example, the overall performance of the Company's Textile and Paper Chemicals group declined as compared to prior years as a result of lower textile production rates and the impact of mill closings, both of which resulted from decreased demand for the end products of textile mills. Such decline was partially offset by the strong performance of the Company's Pharmaceutical Intermediates and Specialty Organic Chemicals and Intermediates groups attributable to expanded production capacity of benzoates and benzaldehyde.

              The Company's sales increased significantly in each of 1994 and 1995 primarily as a result of two acquisitions: the Kalama Acquisition on May 26, 1994 and the Diamalt Acquisition on January 13, 1995, which was effective on January 1, 1995. In 1996, sales increased to $300.1 million, an increase of 1% from 1995 as a result of sales mix from Textile and Paper Chemicals and Organic Pigments and Dyes into Pharmaceuticals Intermediates and Natural Additives.

              The Company markets its products primarily in the United States and Europe. In 1996, approximately 53.7% of the Company's net sales were made in the United States, 31.8% were made in Europe and 14.5% were made in other parts of the world. The Company's operating profit and assets reflect a similar geographic distribution. Such distribution has changed since 1994 and 1995 when the Company's net sales in the United States represented 78.7% and 58.4% respectively, of net sales. This change in geographic distribution has occurred primarily as a result of the Diamalt Acquisition, but also due to increased sales of Specialty Organics and Intermediates in the Asia-Pacific region. The Company believes that increased sales outside of the United States will enable the Company to take advantage of future opportunities in the rapidly expanding economies of certain parts of Europe and the Asia-Pacific region. See note 21 to the Company's Consolidated Financial Statements included herein.

              In 1995, the Company revised the net estimated costs for environmental matters recorded in connection with the Kalama Acquisition, which resulted principally from changes in facts and circumstances surrounding the ultimate costs of environmental remediation. Costs for remediating the Kalama, Washington facility, the Garfield, New Jersey facility and the Beaufort, South Carolina facility were reduced by approximately $13.1 million, $4.1 million and $1.7 million, respectively. These revisions were based on subsequent negotiations and settlements with authorities, updates of studies prepared by the Company's environmental consultants, engineers and/or contractors as of the acquisition date and other factors which existed as of the acquisition date. Additionally, the favorable settlement of a legal contingency existing as of the acquisition date resulted in a reduction of the liabilities established by the Company by approximately $1.5 million. The aggregate liabilities, indemnification receivable and deferred tax asset originally recorded in 1994 by the Company were reduced by approximately $19.3 million, $5.6 million and $5.1 million, respectively, which resulted in a reduction of goodwill of approximately $8.6 million.

              In December 1995, as a result of the continuing decline in financial results during the year, a resultant strategic and operational review and the application of the Company's objective measurement tests to evaluate the recoverability of intangible assets, the Company recognized an impairment loss of $7.0 million associated with the closure of the Conshohocken, Pennsylvania plant acquired in the Reilly Whiteman Acquisition. The impairment loss consisted of the write-off of all fixed assets, goodwill and other intangibles associated with such acquisition. The underlying factors contributing to the decline in financial results included a significant unforeseen decline in the retail market for textiles (primarily sheet goods) in 1995. The Reilly-Whiteman acquisition was completed in December 1994 to complement the Company's textile business by providing a Philadelphia plant to supply the Northeastern U.S. textile market while the Charlotte plant continued to supply the Southeastern U.S. textile market. Due to depressed operating results for the Company's textile chemical product line as a result of the decline in the retail market for textiles in 1995, the Company decided to consolidate manufacturing in the more efficient of the two plants resulting in the closure of the Reilly-Whiteman facility.

Restructuring and Other Charges

              In 1995, the Company recorded $14.4 million of restructuring and other charges. The charges included (i) the consolidation of certain of the Company's manufacturing facilities, (ii) the sale of the Company's non-strategic transparent iron oxide coatings business, (iii) the write-off of discontinued inventory and capitalized expenses and (iv) the recognition of certain estimated environmental remediation costs. As a part of these actions, the Company closed in April 1996 its Conshohocken, Pennsylvania plant which manufactured products in the Organic Pigments and Dyes group and in May 1996 its Newark, New Jersey plant which manufactured products in the Textile and Paper Chemicals group and relocated certain of those production capabilities and technology to its other facilities. In addition, the Company reduced personnel by approximately 135 employees in both administrative and manufacturing positions.

              In 1996, the Company recorded restructuring and other charges totaling $11.0 million. These charges, which reduced gross profit from $68.9 million to $61.9 million and operating income from $16.6 million to $5.6 million were a result of inventory obsolescence principally in the Company's Organic Pigments and Dyes product line of $5.0 million, obsolescent inventory disposal costs of $1.5 million, impairment in idle assets of $2.3 million, severance for displaced workers and administrative personnel reductions of $1.4 million and other charges of $0.8 million.

              During 1994, the Company idled its salicylic acid product line. However, the Company continued to be a reseller of this product and continued to pursue a long term position in this market. Since projected future cash flows from this product line were sufficient to realize the Company's investment from the time the assets were idled until the fourth quarter of 1996, management did not believe that there was an impairment in the idle assets. In the fourth quarter of 1996, the Company decided not to allocate its capital resources to re-enter the salicylic acid business. Accordingly, the Company recorded a charge of $2.3 million. Management estimates the costs to dismantle the line are approximately equal to the salvage value of the line.

              During the fourth quarter of 1996, the Company decided to shutdown its Cowpens, South Carolina facility. During 1996, the Company incurred a loss from operations of approximately $2.6 million from the Cowpens operations, including a direct write-off of $1.5 million for inventory and related items in the fourth quarter. The write-off was composed of $0.9 million of obsolete inventory from unusable/unsaleable product as a result of product separation. The obsolete inventory was identified during the October 31, 1996 planned physical inventory. The write-off also included $0.6 million of disposal costs related to hazardous products which required environmentally sound disposal procedures. Approximately 30 manufacturing and administrative positions will be eliminated in May 1997. Accordingly, the Company recorded a charge of $0.4 million for severance and related benefits. Management is currently negotiating with prospective buyers to sell the facility for its net book value of approximately $2.7 million plus assumption of environmental liabilities of $1.9 million. It is anticipated that a sale will be completed during 1997.

              In November 1996, approximately 20 employees were terminated at the Company's Cincinnati, Ohio facility as part of the Company's effort to reduce costs. Additionally, in 1996, the Company approved a plan to initiate the process of centralizing administrative functions. Approximately 20 administrative positions are planned to be eliminated in 1997 from this centralization. Accordingly, the Company recorded a charge of $1.0 million associated with these actions.

              Of the aforementioned $0.8 million of other charges, $0.5 million related to a municipality surcharge for water treatment and waste disposal at the Company's Charlotte facility.

              Of the $11.0 million charge recorded in 1996, $7.3 million is attributable to noncash items, primarily the idle equipment write-off of $2.3 million and obsolete inventory of $5.0 million. Charges that will require an outlay of cash total approximately $3.7 million. Of this amount, $0.3 million was paid in the fourth quarter of 1996. The remaining cash items totaling approximately $3.4 million will be paid primarily over the first six months of 1997. Management believes this outlay of cash will be funded with cash flow from operations and borrowings under the Amended and Restated Credit Agreement and will not materially affect the Company's operating cash flows or financial position.

Results of Operations

              The following table sets forth certain data from the Selected Historical Consolidated Financial Data expressed as a percentage of net sales.

                                                                  For the Years Ended December 31,
                                                             -------------------------------------------
                                                                  1994           1995          1996
                                                                  ----           ----          ----
Net sales                                                          100.0%        100.0%         100.0%

Cost of goods sold                                                  77.1          78.7           79.4

Gross profit                                                        22.9          21.3           20.6

Selling, general and administrative expense                         14.4          17.0           15.8

Research and development expense                                     1.2           1.7            1.6

Restructuring and other charges                                       --           4.2            1.3

Operating income (loss)                                              6.8          (1.6)           1.9

Interest and debt expense                                            3.6           4.6            4.7

Net income (loss)                                                    1.2          (5.7)          (2.4)

Less: preferred dividends                                            2.0           1.6            1.5

Loss applicable to common shares                                    (0.8)         (7.3)          (3.9)




Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

              Restructuring and other charges. In 1996, the Company recorded restructuring and other charges totaling $11.0 million. These charges were a result of inventory obsolescence principally in the Company's Organic Pigments and Dyes product line of $5.0 million, obsolescence inventory disposal costs of $1.5 million, impairment in idle assets of $2.3 million, severance for displaced workers and administrative personnel reductions of $1.4 million, and other charges of $0.8 million. See "--Restructuring and Other Charges" and note 17 to the Company's Consolidated Financial Statements included herein.


              Net Sales. Net sales increased $3.3 million to $300.1 million in the year ended December 31, 1996 as compared to the prior year. This small increase in net sales masked significant changes in the distribution of the Company's product lines. Organic Pigments and Dyes declined by $13.4 million as a result of decreased demand for inks resulting from the recent consolidation of the ink industry as well as a loss of color-former export sales as a result of price pressure and off-shore competition. Net sales of Textile and Paper Chemicals declined by $7.1 million primarily due to the decline in the textile market as well as the Company's withdrawal from unprofitable product lines. These declines in net sales were offset by increases in sales of Food and Personal Care Ingredients of $3.2 million, Specialty Organic Chemicals and Intermediates of $6.5 million, and Pharmaceutical Intermediates of $14.0 million. These increases were attributable to expanded production capacity, as a result of capital spending programs, as well as increasing prices and volumes for Pharmaceutical Intermediates.

              Gross Profit. The Company's gross profit decreased $1.4 million to $61.9 million in the year ended December 31, 1996 as compared to the prior year. This decrease in gross profit was primarily due to a charge of approximately $5.0 million for the write-off of inventory in the Company's Organic Pigments and Dyes product line due to declining customer demand. The decreased customer product demand was principally due to the consolidation of the ink market and the resulting loss of several significant customers. Management regularly performs analysis of inventory to assess recoverability of its costs. Based upon these analyses, management believes the remaining cost of Organic Pigments and Dyes inventory will be recovered from future sales. This charge was partially offset with increased sales in more profitable product lines, the impact of capacity expansion and the Company's ongoing program to reduce manufacturing costs as evidenced by the closure of its Conshohocken, Pennsylvania and Newark, New Jersey plants in 1996.

               Excluding the 1995 and 1996 inventory writeoffs, gross profit and gross margin increased $3.6 million and 1% to $68.9 million and 23%, respectively, in the year ended December 31, 1996. This improvement results primarily from increased sales in more profitable product lines.

              The following table sets forth for each of the Company's five core product lines a comparison of the average product price, volume of products sold, net sales, gross profit and gross margin for the years ended December 31, 1995 and 1996 (dollars and pounds in millions, except average product price):

                                                                   Year Ended
                  ----------------------------------------------------------------------------------------------------------
                                 December 31, 1995                                           December 31, 1996
                  ------------------------------------------------           -----------------------------------------------
Product           Average     Volume      Net      Gross    Gross            Average    Volume      Net    Gross      Gross

Line               Price     (pounds)    Sales     Profit   Margin            Price    (pounds)    Sales   Profit     Margin
                   -----     -------     -----     ------   ------            -----    --------    -----   ------     ------
Food and
Personal
  Care
Ingredients....      $1.21        50.9  $61.3     $17.7     28.9%            $1.04        61.9       $64.5    $16.9       26.2%
Pharmaceutical
  Intermediates
  and Natural
Additives......      24.08         1.5  35.0      9.8       28.0             29.42         1.7        49.0     13.7       28.0
Textile and
Paper
  Chemicals....        .64       119.2  75.9      9.8       12.9               .64       108.2        68.8     10.1       14.7
Specialty
Organic
  Chemicals
  and
Intermediates..        .56        99.9  56.0      14.8      26.4               .56       110.7        62.5     20.1       32.2
Organic
Pigments
  and Dyes.....       4.61        14.9  68.7      11.2      16.3              4.55        12.2        55.3      1.1         2.0

--------------
* Data was not maintained at these levels for the year ended December 31, 1994.

               The Company recorded estimated costs of shutdown of $0.6 million and $1.6 million for the years ended December 31, 1995 and 1996, respectively. The costs of shutdown are accrued on a pro rata basis over the period between shutdowns. Plant shutdowns are typically scheduled on a semi-annual, nine month and annual basis at the Company's various plants for the performance of maintenance and inspection of various pieces of equipment. As of December 31, 1996, $0.9 million was accrued related to such costs, which represented an increase from December 31, 1995 of $0.7 million due primarily to a complete plant shutdown in November 1995 at the Company's Kalama facility.

              Selling, General and Administrative Expense. Selling, general, and administrative expense decreased $3.0 million to $47.3 million in the year ended December 31, 1996 as compared to the prior year primarily due to personnel reductions and plant closings as a result of restructuring and other charges. As a percentage of sales, selling, general, and administrative expense decreased from 17.0% in the year ended December 31, 1995 to 15.8% for 1996.

              Research and Development Expense. Research and development expense decreased $0.2 million to $4.8 million in the year ended December 31, 1996 as compared to the prior year. As a percentage of sales, research and development expense decreased from 1.7% in the December 31, 1995 to 1.6% for the year ended December 31, 1996.

              Operating Income. Operating income increased $10.2 million to $5.6 million in the year ended December 31, 1996 as compared to the prior year. Excluding the decrease of $3.4 million in restructuring and other charges recorded in 1996 compared to 1995, operating income increased $6.8 million primarily due to increased sales in more profitable product lines, expanded production capacity of benzoates and benzaldehyde,improved manufacturing efficiencies and cost reductions primarily as a result of restructuring and other charges. Additionally, in April 1995, Diamalt formed a wholly owned subsidiary, Diamalt Pharmorganica Pvt. Limited ("Diamalt Pharmorganica"). This subsidiary was in a start-up mode from April through December 1995 and was operating at a 30% capacity level. In 1996, Diamalt Pharmorganica operated at near normal capacity and had operating income of $1.0 million.

              Interest and Debt Expense. Interest and debt expense was $14.2 million and $13.8 million, respectively, for the years ended December 31, 1996 and 1995. The Company had net borrowings of $15.2 million for the year ended December 31, 1996, as compared to $36.7 million for the year ended December 31, 1995. The weighted average interest rate of the Company's borrowings was 9.2% at December 31, 1996, as compared to 9.2% at December 31, 1995.

              Loss. The loss decreased $9.8 million to $7.2 million in the year ended December 31, 1996 as compared to the prior year. The increase in the Company's net income resulted primarily from the increased sales volume of Specialty Organic Chemicals and Intermediates attributable to expanded production capacity of benzoates and benzaldehyde as well as the reduction in overall costs, offset by a charge of approximately $5.0 million for the write-off of inventory. Additionally, Diamalt Pharmorganica had net income of $0.9 million, primarily attributable to its operating capacity increase in 1996 to near normal from 30% in 1995.

              In addition, the Company's equity in income of joint ventures increased $0.7 million for the year ended December 31, 1996 over the prior year. The increase is primarily attributable to three joint ventures, Diamo Handels GmbH ("Diamo"), Srinivasa Cystine Limited ("Srinivasa") and Lyomark Pharma GmbH ("Lyomark"), which experienced increased sales volume and income in 1996. Two of the three joint ventures were formed in 1995 and required several months to establish a presence in their respective markets. The Company's equity in income in each of Diamo, Srinivasa and Lyomark in 1996 was $0.3 million, $0.4 million and $0.2 million, respectively. The increase in equity in income in these joint ventures was partially offset by losses experienced by a fourth joint venture, Hacker Malt Proteine GmbH and Co., of $0.2 million.

              Loss Applicable to Common Shares. The loss applicable to common shares decreased by $9.8 million to $11.8 million for the year ended December 31, 1996 as compared to the prior year. The increase resulted from the items referred to above.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

              Restructuring and Other Charges. In 1995, the Company recorded restructuring and other charges totalling $14.4 million. The items covered by the charges included (i) plant closures aggregating $7.4 million, (ii) workforce reductions aggregating $2.4 million, (iii) estimated environmental remediation costs of $1.9 million and (iv) the write-off of discontinued inventory in the Company's Organic Pigments and Dyes product line and capitalized expenses totaling $2.7 million. Of the $14.4 million of charges, approximately $6.2 million represent charges which require cash expenditures. Additionally, the Company sold a non-strategic product line. See A--Restructuring and Other Charges" and note 17 to the Company's Consolidated Financial Statements included herein.

              Net Sales. Net sales increased $109.1 million to $296.9 million in the year ended December 31, 1995 as compared to the prior year. The increase in net sales resulted primarily from the inclusion in 1995 of the operations of Freedom Chemical Diamalt and one full year of the operations of Kalama. The increase in net sales was partially offset by a decline in sales of Textile and Paper Chemicals attributable to decreased demand in the textile industry.

              Gross Profit. The Company's gross profit increased $20.4 million to $63.4 million in the year ended December 31, 1995 as compared to the prior year. This increase in gross profit was primarily due to the inclusion in 1995 of the operations of Freedom Chemical Diamalt, offset by charges of $1.9 million recorded in connection with restructuring and other charges. The increased Organic Pigments and Dyes reserves were due to the elimination of the sale of certain Organic Pigments and Dyes products by the Company. Gross margins were 21.3% for 1995 compared to 22.9% in 1994. This decrease was primarily due to declining prices and higher raw material costs affecting the Company's Textile and Paper Chemicals group. The Company recorded estimated costs of shutdown of $0.6 million and $0.9 million, for the years ended December 31, 1995 and 1994, respectively. The decrease in 1995 is due primarily from a reduction in shutdown costs based on the results of the Kalama shutdown in November of 1995. The costs of shutdown are accrued on a pro rata basis over the period between shutdowns. Plant shutdowns are typically scheduled on a semi-annual, nine month and annual basis at the Company's various plants for the performance of maintenance and inspection of various pieces of equipment. As of December 31, 1995, $0.2 million was accrued related to such costs, which represented a decrease from December 31, 1994 of $0.8 million due primarily to a complete plant shutdown in the fourth quarter of 1995 at the Company's Charlotte facility.

              Selling, General and Administrative Expense. Selling, general and administrative expense increased $23.5 million to $50.4 million in the year ended December 31, 1995 as compared to the prior year primarily due to the inclusion in 1995 of the operations of each of Freedom Chemical Diamalt and Kalama. In addition, the Company's Organic Pigments and Dyes group experienced increased selling, general and administrative expense due to higher staffing levels resulting from anticipated sales growth of that group, which did not occur. As a percent of sales, selling, general and administrative expense increased to 17.0% from 14.4% in 1994 principally due to the higher expense ratio of the Pharmaceutical Intermediates and Natural Additives group due to high social insurance costs in Europe and higher staffing levels of the Company (which were subsequently reduced as part of restructuring and other charges).

              Research and Development Expense. Research and development expense increased $2.6 million to $5.0 million in the year ended December 31, 1995 as compared to the prior year primarily due to the inclusion in 1995 of the operations of each of Freedom Chemical Diamalt and Kalama.

              Operating Income (Loss). Operating income declined $17.4 million to a loss of $4.6 million in the year ended December 31, 1995 as compared to the prior year primarily as a result of the restructuring and other charges, which accounted for $14.4 million of the decline, with the remainder attributable to lower sales volumes and reduced margins in the Organic Pigments and Dyes and Textile and Paper Chemicals groups.

              Interest and Debt Expense. Interest and debt expense increased $7.1 million to $13.8 million in the year ended December 31, 1995 as compared to the prior year principally due to the indebtedness incurred to finance the Diamalt Acquisition, the Reilly-Whiteman Acquisition and interest expense on indebtedness in connection with the Kalama Acquisition. The Company had net borrowings of $36.7 million for the year ended December 31, 1995, as compared to $55.6 million for the year ended December 31, 1994. The weighted average interest rate and the ending interest rate of the Company's borrowings were both 9.2% at December 31, 1995, as compared to 8.5% at December 31, 1994.

              Loss. The loss was $17.0 million in the year ended December 31, 1995 as compared to net income of $2.2 million in the prior year. The loss resulted primarily from the restructuring and other charges, higher staffing levels in the Organic Pigments and Dyes group and declines in net sales and gross profit in the Textile and Paper Chemicals group.

              Preferred Dividends. The accretion of accrued and unpaid dividends on Series B and Series C Preferred Stock increased $0.9 million to $4.6 million in the year ended December 31, 1995 as compared to the prior year. The increase resulted primarily from the inclusion in 1995 of a full year of accrued and unpaid dividends on Series C Preferred Stock issued in 1994 in connection with the Kalama Acquisition.

              Loss Applicable to Common Shares. The loss applicable to common shares increased $20.1 million to $21.6 million in the year ended December 31, 1995 as compared to the prior year. The increase resulted from the items referred to above under "Net Income (Loss)" and "Preferred Dividends."

Liquidity and Capital Resources

              Net Cash Used in Operating Activities. Net cash used in operating activities for the year ended December 31, 1996 was $6.9 million, an increase of $3.8 million over the prior year. This increase was due primarily to increases in accounts receivable and inventories attributable to increased sales offset by a decrease in net loss of $9.8 million. Net cash to be expended in connection with the restructuring and other charges incurred during the year ended December 31, 1996 is $3.7 million. Net cash expended in connection with the restructuring and other charges during 1996 was $3.7 million. Of the remaining accrual for the restructuring and other charges at December 31, 1996, the Company anticipates that it will expend approximately $4.6 million of cash in 1997.

              Net cash used by operating activities in the year ended December 31, 1995 was $3.1 million, a decrease of $17.3 million compared to the year ended December 31, 1994. This decrease was primarily due to a decrease in net income. Included in 1995 are net cash charges of $0.7 million related to restructuring and other charges.

              Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 1996 was $13.5 million, a decrease of $18.5 million over the prior year. Capital expenditures in the year ended December 31, 1996 were $13.0 million compared to $15.5 million in the prior year. Capital expenditures in 1995 included $5.1 million related to an expansion program at the Company's Kalama facility. The year ended December 31, 1996 also included proceeds of $1.1 million generated from the sale of the Company's non-strategic transparent iron oxide coatings business.

              Net cash used in investing activities for the year ended December 31, 1995 was $32.0 million, a decrease of $43.9 million compared to the year ended December 31, 1994. Included in 1995 are a cash payment of $15.9 million in connection with the Diamalt Acquisition and capital expenditures of $15.5 million, $5.1 million of which is related to an expansion of the Company's Kalama facility. Included in 1994 are a cash payment of $68.3 million for the acquisition of Kalama and capital expenditures of $7.2 million.

              Net Cash Provided by Financing Activities. Net cash provided by financing activities for the year ended December 31, 1996 was $22.5 million, a decrease of $11.2 million over the prior year. In 1996, the Company received cash proceeds from the sale of its 10-5/8% Senior Subordinated Notes due 2006 (the "Notes") of approximately $121.3 million. Additionally, the Company received cash proceeds of $10.0 million from the issuance of Common Stock. These proceeds, in conjunction with additional revolving borrowings, were used to repay approximately $146.9 million of outstanding borrowings under the Freedom and Diamalt credit agreements. This decrease is due primarily to both the Diamalt Acquisition as well as increased levels of capital expenditures in 1995.

              Net cash provided by financing activities for the year ended December 31, 1995 was $33.7 million, a decrease of $29.7 million compared to the year ended December 31, 1994. Included in 1995 is additional bank financing used both for the Diamalt Acquisition as well as the expansion at the Company's Kalama facility. Included in 1994 are proceeds of $9.7 million from the issuance by the Company of Series B Preferred Stock, $2.3 million from the issuance by the Company of Common Stock and $100.3 million from bank borrowings. These funds were used in 1994 primarily in connection with the Kalama Acquisition and $44.6 million of long-term debt refinancing.

              Capital Expenditures. Capital expenditures for the years ended December 31, 1996, 1995 and 1994 were $13.0 million, $15.5 million and $7.2 million, respectively. The increase in capital expenditures between 1994 and 1996 was due primarily to the effects of the inclusion of the acquisitions of Kalama in 1994 and Diamalt in 1995. Capital expenditures in 1995 also included approximately $5.1 million related to the expansion of benzaldehyde production at the Company's Kalama facility. This expansion increased the Company's benzaldehyde production by approximately 50%. In 1996, the Company installed a second toluene storage facility at its Kalama plant for a cost of approximately $1.0 million and began an expansion of its production of benzoic acid at an estimated cost of $3.0 million.

              The Company expects to have capital equipment investments of approximately $14.0 million to $18.0 million annually for each of 1997 and 1998. Among other projects, the Company plans an additional expansion of its production of benzoic acid and benzaldehyde at its Kalama facility during 1997. Such expansion will increase the Company's production capacity for benzoic acid by approximately 60% and its production capacity for benzaldehyde by an additional 15%. In addition, in 1997 the Company plans to expand its food color capacity, its NAC production and glyoxal output for an aggregate estimated cost of $1.2 million.

              In addition to these capital expenditures, the Company estimates that its expenditures in connection with environmental matters will be approximately $2.0 million to $3.0 million annually in each of 1997 and 1998. Freedom does not believe that these estimated environmental expenditures will have a material adverse effect on the Company's financial position. See "Item
1. Business--Environmental Matters."

              Liquidity. On October 17, 1996, Freedom issued the Notes. The Notes are fully and unconditionally guaranteed, on a joint and several basis, as to payment of principal, premium, if any, and interest, by all of Freedom's domestic subsidiaries and Freedom Chemical Diamalt GmbH ("Freedom Chemical Diamalt").

              Concurrently with the consummation of the offering of the Notes, Freedom amended and restated its existing credit agreement (the "Freedom Credit Agreement" and, as amended and restated, the "Amended and Restated Credit Agreement") to, among other things, increase the amount of the revolving loan facility to $85 million and include Freedom Chemical Diamalt as a co-borrower. Amounts outstanding under the Amended and Restated Credit Agreement bear interest at Citicorp USA, Inc.'s published prime rate plus 1.5% per annum or, at Freedom's option, LIBOR plus 2.5% per annum, with each such margin subject to adjustment based on the Company's compliance with various debt ratios as specified in the Amended and Restated Credit Agreement. The obligations of Freedom under the Amended and Restated Credit Agreement are guaranteed by all of

Freedom's domestic subsidiaries and Freedom Chemical Diamalt and are secured by a first priority lien on substantially all of the properties and assets of Freedom and its domestic subsidiaries and certain properties and assets of Freedom Chemical Diamalt. The obligations of Freedom Chemical Diamalt under the Amended and Restated Credit Agreement are guaranteed by Freedom.

              The Amended and Restated Credit Agreement and the Indenture contain certain financial covenants that restrict, among other things, the incurrence of additional indebtedness, the sale of assets, and certain investments, acquisitions and distributions by the Company. The Amended and Restated Credit Agreement also requires Freedom to maintain specified financial ratios and tests, including maximum leverage ratios and minimum interest coverage ratios. The Company was in compliance with such ratios and tests at December 31, 1996.

              Concurrently with the consummation of the offering of the Notes, Joseph Littlejohn & Levy Fund, L.P. ("JLL Fund I") and Joseph Littlejohn & Levy Fund II, L.P. ("JLL Fund II" and, together with JLL Fund I, the "JLL Funds"), Freedom's two largest stockholders, and an executive officer of Freedom invested an aggregate of approximately $10.0 million in Common Stock of the Company. In addition, following consummation of the offering of the Notes, certain other stockholders of Freedom (principally current and former management) invested an aggregate of approximately $1.9 million in Common Stock, almost all of which were financed with loans made by Freedom. The proceeds from the offering of the Notes, the cash equity investments and initial borrowings under the Amended and Restated Credit Agreement were used to repay outstanding indebtedness under the Freedom Credit Agreement and the credit agreement with Freedom Chemical Diamalt.

              The Company expects that its ongoing cash requirements will consist primarily of interest payments on its outstanding indebtedness, including the Notes and any borrowings under the Amended and Restated Credit Agreement. As of December 31, 1996 the Company had $69.0 million of working capital (current assets less current liabilities) and $56.4 million available under the Amended and Restated Credit Agreement.

              Although the Company expects that cash flows from operations and available borrowings under the Amended and Restated Credit Agreement will provide sufficient working capital to operate the Company's business, to make expected capital expenditures and to meet the Company's foreseeable liquidity requirements, there can be no assurance that sufficient sources of funds will be available.

Effect of Inflation; Foreign Currency Exchange Rates

              Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business over the last three years.

              The Company's substantial foreign operations expose it to the risk of exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. In addition, the remeasurement of foreign currency denominated assets and liabilities into U.S. dollars gives rise to foreign exchange gains or losses which are included in the determination of net income. The Company does not currently participate in hedging transactions related to foreign currency.

Impact of Recently Adopted Accounting Pronouncements

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which is effective for years beginning after December 15, 1995. SFAS No. 121 established criteria for recognizing, measuring and disclosing impairments of long-lived assets, including intangibles and goodwill. The adoption of SFAS No. 121 effective January 1, 1996 did not have an impact on the Company's results of operations or financial position. In the fourth quarter of 1996, the Company recorded a charge of $2.3 million in its consolidated results of operations.

                 In October 1995, FASB issued Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which became effective for transactions entered into in fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value based method of accounting for employee stock options or similar equity instruments, but allows continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Companies electing to continue to use APB No. 25 must make pro forma disclosures of net income as if the fair value based method of accounting had been applied. The Company has elected to follow the provisions of APB No. 25.

Forward-Looking Statements

              The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-K are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial and other factors beyond the Company's control. There can be no assurance that the Company will be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The Company's Consolidated Financial Statements, notes to

Consolidated Financial Statements and Financial Statement Schedule and the reports of Coopers and Lybrand L.L.P., independent certified accountants, with respect thereto, referred to in the Index to Consolidated Financial Statements of the Company contained in Item 14(a), appear on pages F-1 through F-45 of this Form 10-K and are incorporated herein by reference thereto.

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

              The following table sets forth certain information regarding the directors and executive officers of the Company as of December 31, 1996.

NAME                                             AGE          POSITION
Fred P. Rullo(1)............................      56          Chairman of the Board of Directors, Chief
                                                                  Executive Officer and President
Robert A. Kirchner..........................      60          Senior Vice President; President, Kalama
Robert G. Kitchen...........................      43          Executive Vice President; President,
                                                                  Hilton Davis
Brian F. McNamara...........................      48          Vice President, Secretary and General Counsel
Dennis M. Monahan...........................      49          Chief Financial Officer
Edward J. Rish..............................      53          Executive Vice President, Freedom Textile
Dale E. Smith...............................      53          Vice President, Human Resources
Helmut E. Wolf..............................      47          President, Freedom Chemical Diamalt
Alexander R. Castaldi.......................      46          Director
Timothy J. Clark............................      32          Director
Peter A. Joseph(1)..........................      44          Director
Vincent P. Langone..........................      54          Director
Paul S. Levy(1).............................      49          Director
Angus C. Littlejohn, Jr.....................      46          Director
Harold A. Sorgenti(2).......................      62          Director

---------------


(1)      Member of the Compensation Committee.


(2) Mr. Sorgenti resigned from his position as Executive Chairman and as Chairman of the Board of Directors in July 1996, but remains a Director of Freedom.

              Set forth below is the background of each of Freedom's executive officers and directors.

              Fred P. Rullo has served as Chairman and Chief Executive Officer of Freedom since July 1996 and as President and a Director of Freedom since April 1992. Mr. Rullo spent 26 years with Atlantic Richfield Co. ("Atlantic Richfield") and ARCO Chemical Company ("ARCO Chemical") where he was Vice President of Specialty Chemicals. In addition, Mr. Rullo served as Executive Vice President of Lyondell Petrochemical Company ("Lyondell") from 1985 to 1989 and President of ABB Combustion Engineering Systems and Service Inc. ("ABB") from 1989 to 1991. Mr. Rullo is also a director of Naxcor, Inc., a privately-held biogenetics company.

              Robert A. Kirchner has served as Senior Vice President of Freedom since 1994 and as President of Kalama since 1981 and was a co-founder of Kalama in 1971. Prior to serving as President, Mr. Kirchner had been Plant Manager, Vice President, Operations and Executive Vice President of Kalama. Prior to 1971, Mr. Kirchner was with The Dow Chemical Company.

              Robert G. Kitchen has served as Executive Vice President of Freedom and President of Hilton Davis since January 1996. Prior to that he had served as President of Freedom Textile since June 1992. He spent the previous 17 years with Lyondell and Atlantic Richfield. His most recent position at Lyondell was Vice President, Business Management and Marketing for Lyondell's entire petrochemical product lines. Throughout his career, he held positions in manufacturing, engineering, planning, product management and marketing.

              Brian F. McNamara has served as Vice President, Secretary and General Counsel of Freedom since October 1994. Prior to joining Freedom, Mr. McNamara spent the previous 17 years with Combustion Engineering, Inc. (which was acquired by Asea Brown Boveri, Inc. ("Asea Brown Boveri"), an affiliate of ABB, in 1989) ("Combustion Engineering"), most recently as Vice President and General Counsel of ABB's Systems Division.

              Dennis M. Monahan has served as Chief Financial Officer of Freedom since July 1996 and as Corporate Controller of Freedom from March 1995 to July 1996. Prior to that time he had his own financial services consulting practice for three years, spent four years as Chief Financial Officer of The Johnson Companies employee benefits division and spent a total of 18 years with Atlantic Richfield and ARCO Chemical in various financial and accounting positions.


              Edward J. Rish has served as Executive Vice President and General Manager of Freedom Textile since July 1996. Mr. Rish joined the Company in February 1993 as Vice President Sales and Marketing. Prior to joining the Company he had over 25 years of experience in textile chemicals with Diamond Shamrock Inc., Jordan Chemicals and PPG Industries Inc.

              Dale E. Smith has served as Vice President Human Resources and Administration of Freedom since October 1993. Prior to joining Freedom, Mr. Smith was with Asea Brown Boveri for 11 years. His most recent position with Combustion Engineering was Vice President, Human Resources. In his 27 years of management experience he has held positions in administration, operations and human resources.

              Helmut E. Wolf has served as President of Freedom Chemical Diamalt since January 1996. Mr. Wolf acted as General Manager, Research Department of Diamalt from 1989 to 1995, and continued in such capacity after the Diamalt Acquisition. Prior to 1989, he served in other managerial and technical capacities at Diamalt.

              Alexander R. Castaldi has served as a Director of Freedom since December 1996. Mr. Castaldi has also served as Executive Vice President and Chief Financial Officer of Remington Products since November 1996. From July 1995 to August 1996, he served as Vice President and Chief Financial Officer of Uniroyal Chemicals Co. Prior to that time, he spent six years with Kendall International, Inc. as Senior Vice President and Chief Financial Officer.

              Timothy J. Clark has served as a Director of Freedom since June 1996. Mr. Clark is a principal of JLL, which he joined in 1993. Prior to that time, Mr. Clark was corporate planning manager of Edgcomb Metals Company and a financial analyst at the Blackstone Group. Mr. Clark is also a director of Hayes Wheels International, Inc. ("Hayes Wheels").

              Peter A. Joseph has served as a Director of Freedom since April 1992. Mr. Joseph has been a partner of JLL from its inception in 1988. Mr. Joseph has served as President of Lancer Industries, Inc. ("Lancer"), an industrial holding company and the limited partner of JLL Associates since April 1992 and as Secretary and director of Lancer since July 1989. Mr. Joseph is also a director of Tenet Healthcare Corporation ("Tenet"), Foodbrands America, Inc. ("Foodbrands"), Hayes Wheels, Peregrine, Inc. ("Peregrine") and Fairfield Manufacturing Company, Inc. ("Fairfield"). Mr. Joseph is also Vice President and Secretary of Fairfield.

              Vincent P. Langone has served as a Director of Freedom since December 1996. Mr. Langone has served as the President and Chief Executive Officer of Interbuild International Inc. since 1996. From 1988 to 1995, he served as Chief Executive Officer of Formica Corporation. From 1989 to 1995, he also served as Chairman of Formica Corporation. Mr. Langone is also a director of Summit Bank, United Retail Group, Inc. and Brand Scaffolding
Services.


              Paul S. Levy has served as a Director of Freedom since April 1992. Mr. Levy has been a partner of JLL from its inception in 1988. Mr. Levy has served as Chairman of the Board of Directors and Chief Executive Officer of Lancer since July 1989. Mr. Levy is also a director of Tenet, Foodbrands, Hayes Wheels, Peregrine and Fairfield. Mr. Levy is also Vice President and Assistant Secretary of Fairfield.

              Angus C. Littlejohn, Jr. has served as a Director of Freedom since April 1992. Mr. Littlejohn is Chief Executive Officer of Littlejohn & Co., a company he founded in August 1996. Mr. Littlejohn was a partner of JLL from its inception in 1988 until his resignation in August 1996. Mr. Littlejohn served as Vice Chairman of Lancer from April 1992 until July 1996 and as Chief Financial Officer and a director of Lancer from July 1989 until July 1996. From July 1989 until April 1992 Mr. Littlejohn served as President of Lancer. Mr. Littlejohn is also a director of Foodbrands.

              Harold A. Sorgenti has served as a Director of Freedom since April 1992 and had served as Executive Chairman and Chairman of the Board of Freedom from April 1992 until July 1996. Mr. Sorgenti spent 32 years with Atlantic Richfield and ARCO Chemical. From 1979 to 1991 he was President of ARCO Chemical and was Chief Executive Officer of ARCO Chemical from 1987 to 1991. Mr. Sorgenti serves on the boards of Provident Mutual Life Insurance Company and Crown Cork and Seal, Inc. Mr. Sorgenti is a former chairman of the Chemical Manufacturers Association.

              None of the officers or directors has any family relationship with any other officer or director. The Board of Directors currently consists of eight members, three of whom (Messrs. Clark, Joseph and Levy) are designees of the JLL Funds.

              Freedom, each of the JLL Funds, Messrs. Sorgenti and Rullo, RULCO, Inc., a corporation wholly owned by Mr. Rullo ("Rulco"), Freedom Investment Corp., a corporation wholly owned by Mr. Sorgenti ("FIC"), and certain other stockholders of Freedom have entered into the Stockholders' Agreement, pursuant to which, among other things, the parties agreed that Messrs. Sorgenti and Rullo, Rulco, FIC and the other stockholders will vote their shares in favor of JLL's nominees to the Board of Directors and JLL will vote its shares in favor of the nomination to the Board of Directors of Messrs. Sorgenti and Rullo.

Election of Directors and Committees

              Directors are elected at the annual meeting of stockholders and hold office until their successors have been duly elected and qualified or until their death, resignation or removal.

              The Board of Directors has established a compensation committee (the "Compensation Committee"), which reviews and approves the compensation of the officers and directors of the Company and makes recommendations to the Board of Directors with respect to standards for setting compensation levels. The

Compensation Committee also administers Freedom's stock option and other employee benefit plans. See "Item 11. Executive Compensation --Management Equity Plan" and "--Compensation Interlocks and Insider Participation."

Item 11.      EXECUTIVE COMPENSATION

              The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company for the years ended December 31, 1996, 1995 and 1994 of the Chief Executive Officer of Freedom and the other four most highly compensated executive officers of the Company (collectively with the Chief Executive Officer, the "Named Executive Officers"):

                                             Summary Compensation Table

                                                        Annual Compensation
                                                       ---------------------
                                                                                   Long Term
                                                                                  Compensation
                                                                                     Awards
                                                                               ------------------
                                                                                   Securities           All Other
                                                       Salary         Bonus    Underlying Options     Compensation(6)
    Name and Principal Position          Year             $             $                (#)                   $
    ---------------------------          ----         ---------      --------  ------------------    -----------------
Fred P. Rullo (1).................       1996          $400,000      $150,000            8,683(3)               $4,788
  Chairman, Chief Executive              1995           400,000           ---                 ---                3,038
   Officer and President(2)              1994           353,462       400,000              752(3)                3,814

Harold A. Sorgenti (1)............       1996          $200,000       $   ---                 ---          $244,163(7)
  Former Executive Chairman              1995           400,000           ---                 ---                4,618
  and Chairman of the                    1994           260,385       400,000            1,129(3)                1,404
  Board(2)

Robert G. Kitchen.................       1996          $210,000       $80,000              100(4)               $4,759
  President, Freedom Textile             1995           193,071           ---              225(4)                5,134
                                         1994           175,769       120,000              175(4)                3,555

Robert A. Kirchner................       1996          $227,796       $92,000                 ---               $8,312
  President, Kalama                      1995           227,796        77,380                 ---                6,903
                                         1994        227,796(5)        84,704              400(4)                6,903

Helmut E. Wolf....................       1996          $174,050       $50,000              190(4)              $11,229
  President, Freedom                     1995        172,200(8)           ---              110(4)            10,464(8)
  Chemical Diamalt                       1994               ---           ---                 ---                  ---

Brian F. McNamara                        1996          $148,068       $53,511              100(4)               $3,771
  Vice President, Secretary              1995           144,982           ---              200(4)                1,855
  and General Counsel                    1994            34,959        40,000              150(4)                   29

------------

(1) The amounts listed for Messrs. Sorgenti and Rullo under the salary column for 1996 and 1995 were paid directly to Messrs. Sorgenti and Rullo pursuant to their respective employment agreements. During the fiscal year ended December 31, 1994, Freedom paid $350,000 to The Freedom Group Partnership, a Pennsylvania limited partnership ("The Freedom Group"), for its management of the Company pursuant to an agreement, dated May 26, 1994, between The Freedom Group and the Company (the "1994 Management Agreement"), which amount was paid to Messrs. Sorgenti and Rullo and is included as compensation in the table above under the salary column. FIC and Rulco are the limited and general partners of The Freedom Group.

(2) Mr. Sorgenti was Executive Chairman and Chairman of the Board of Directors until July 2, 1996 (the "Sorgenti Resignation Date"), at which time he resigned from these positions. Mr. Rullo assumed Mr. Sorgenti's position as Executive Chairman and Chairman of the Board of Directors in July 1996.

(3) In connection with the Freedom Textile Acquisition, on May 4, 1992, pursuant to an option agreement between The Freedom Group and Freedom (the "Textile Option Agreement"), Freedom granted The Freedom Group an option to purchase 1,837 shares of Common Stock at an exercise price of $100.00 per share. In connection with the Hilton Davis Acquisition, on September 9, 1993, pursuant to an option agreement between The Freedom Group and Freedom (the "Hilton Davis Option Agreement"), Freedom granted The Freedom Group an option to purchase 7,500 shares of Common Stock at an exercise price of $100.00 per share. In connection with the Kalama Acquisition, on May 26, 1994, pursuant to an option agreement between The Freedom Group and Freedom (the "Kalama Option Agreement"), Freedom granted The Freedom Group an option to purchase 1,981 shares of Common Stock at an exercise price of $105.40 per share. Effective December 7, 1994, Freedom and The Freedom Group amended and restated each of these option agreements (collectively, the "Amended and Restated Option Agreements"). Pursuant to the Amended and Restated Option Agreements, Freedom granted to The Freedom Group options to purchase an aggregate of 11,318 shares of Common Stock, of which options to purchase 9,337 shares are exercisable at an exercise price of $100.00 per share and options to purchase 1,981 shares are exercisable at an exercise price of $105.40 per share. Pursuant to the Amended and Restated Option Agreements, of the options to purchase 11,318 shares, options to purchase 6,790 shares were deemed to be attributable to Mr. Sorgenti and options to purchase 4,528 shares were deemed to be attributable to Mr. Rullo. The exercise price of options granted to Messrs. Sorgenti and Rullo in 1992, 1993 and 1994, in each case, corresponds to the subscription price paid by investors for Common Stock issued by Freedom to finance the acquisition in connection with which such options were granted. Pursuant to an agreement with Freedom, in January 1994 The Freedom Group exercised options to purchase 5,322 of the shares attributable to Mr. Sorgenti and transferred such shares to FIC and FIC transferred such shares to affiliates of Mr.

     Sorgenti. Pursuant to an assignment agreement dated April 14, 1995 (the "McPhail Assignment"), the Freedom Group assigned to Donald W. McPhail, one of its limited partners and a former Vice President of Freedom, a 5% interest in certain partnership property, including options to purchase 567 shares of Common Stock (of the options to purchase 11,318 shares originally granted). Also on April 14, 1995, pursuant to separate assignment agreements (together with the McPhail Assignment, the "Assignments"), the Freedom Group assigned to FIC and Rulco a 57% and a 38% interest, respectively, in certain partnership property, including options to purchase, respectively, 1,129 shares of Common Stock and 4,300 shares of Common Stock (in each case, of the options to purchase 11,318 shares originally granted). On July 2, 1996, Mr. Sorgenti resigned from his position as Executive Chairman of Freedom and, pursuant to the Amended and Restated Option Agreements (after giving effect to the Assignments), 100% of the options held by FIC are currently exercisable. Pursuant to the Amended and Restated Option Agreements (after giving effect to the Assignments), as of May 4, 1996, 80% (or 3,440) of the options held by Rulco are currently exercisable and the remaining 20% will vest on May 4, 1997. In the fourth quarter of 1996, Freedom granted Mr. Rullo an option to purchase shares of Common Stock at an exercise price of $125 per share, which purchase may be financed with a loan made by Freedom. The option vested fully on the date of grant and is exercisable for a period of five years. The exercise price of the option is based on the subscription price paid by investors in connection with the Equity Investments. See "Item 13. Certain Relationships and Related Transactions."

(4) Pursuant to the Management Equity Plan, in 1996 and 1995 Freedom granted Messrs. Kitchen, Wolf and McNamara options to purchase shares of Series B common stock of Freedom (the "Series B Common Stock") at an exercise price of $255 per share and in 1994 Freedom granted Messrs. Kitchen, Kirchner and McNamara options to purchase shares of Series B Common Stock at an exercise price of $100 per share. The options become exercisable on December 31, 1998, subject to the Company attaining certain performance goals, and otherwise become fully exercisable on December 31, 2004, except in the case of the options granted to Mr. Kitchen in 1994, which options become fully exercisable on December 31, 2003. The exercise price of the options granted to Messrs. Kitchen, Wolf and McNamara in 1995 was based on the assumed value of the underlying Series B Common Stock immediately prior to the consummation of the Company's proposed initial public offering (which was subsequently abandoned) and the exercise price of the options granted to Messrs. Kitchen, Kirchner and McNamara in 1994 was based on the most recent subscription price paid by investors for Common Stock prior to the grant of such options.

(5) The amount listed represents total salary for 1994; however, Freedom acquired Kalama in May 1994.


(6) The amounts listed represent the Company's contributions to the Company's 401(k) plan and group life insurance for such individuals, and in the case of Mr. Wolf, the Company's statutory contribution to social insurance in Germany.

(7)  Includes amounts associated with severance.

(8) Amounts paid in Deutschemarks (DM) and converted to U.S. dollars based on the average exchange rate of 1.4883 DM to one U.S. dollar. (The average exchange rate was calculated as the sum of the average monthly purchase and selling rates of the U.S. dollar determined at the end of each month during 1995 divided by 12).

         Options Grants in Last Fiscal Year. The following table sets forth information with respect to the total number of options to purchase Common Stock and Series B Common Stock granted to the Named Executive Officers in 1996.

                                          Option Grants in Last Fiscal Year

                                                                                          Potential Realizable
                                                                                            Value of Assumed
                                                                                          Annual Rates of Stock
                                                                                         Price Appreciation for
                                            Individual Option Grants                        Option Term(1)($)
                           -----------------------------------------------------------------------------------------
Name                         Number of      Percent
----                        Securities      of Total
                            Underlying      Options        Exercise
                              Options      Granted to         or
                              Granted      Employees      Base Price    Expiration
                                (#)         in 1996         ($/sh)          Date            5%             10%
                            ----------     -----------    -----------    ----------        ----           ----
Fred P. Rullo...........        8,683(2)          90.6%      125          12/31/01         682,571        1,729,826
Robert G. Kitchen.......          100(3)           1.0%      255          1/31/05                0            6,922
Helmut E. Wolf..........          190(3)           2.0%      255          1/31/05                0           13,151
Brian F. McNamara.......          100(3)           1.0%      255          1/31/05                0            6,922


-----------------

(1)  Assumes a fair market value per share of Common Stock of $125.00 as of the date of grant.

(2) Represents options to purchase shares of Common Stock which are currently exercisable.

(3) Represents options to purchase shares of Series B Common Stock granted pursuant to the Management Equity Plan. The options become exercisable on December 31, 1998, subject to the Company attaining certain performance goals, and otherwise become fully exercisable on December 31, 2004, provided that the Named Executive Officer continues to be employed by the Company on such date.

              Aggregated Option Exercises and Holdings and December 31, 1996 Option Values. The following table sets forth information with respect to the aggregate number of unexercised options to purchase Common Stock and Series B Common Stock granted in all years to the Named Executive Officers and held by them as of December 31, 1996, and the value of unexercised in-the-money options (i.e., options that had a positive spread between the exercise price and the fair market value of Common Stock or Series B Common Stock, as the case may be) as of December 31, 1996:

                Aggregated Option Exercises in Last Fiscal Year

Name                                            Number of Securities Underlying             Value of Unexercised
----                                                 Unexercised Options at                     in-the-Money
                                                       December 31, 1996                Options at December 31, 1996
                                                              (#)                                   ($)
                                                     Exercisable/Unexercisable           Exercisable/Unexercisable(5)
                                                ---------------------------------       -----------------------------
Fred P. Rullo.......................                         12,123/860(1)(2)                         90,560/22,640
Harold A. Sorgenti..................                           1,129/--(1)(3)                             22,128/--
Robert G. Kitchen...................                                 0/500(4)                                   0/0
Robert A. Kirchner..................                                 0/400(4)                                   0/0
Helmut E. Wolf......................                                 0/300(4)                                   0/0
Brian F. McNamara...................                                 0/450(4)                                   0/0

--------------

(1) Other than the option to purchase 8,683 shares of Common Stock granted to Mr. Rullo in the fourth quarter of 1996, the options to purchase Common Stock listed in the table were granted to The Freedom Group pursuant to the Amended and Restated Option Agreements and subsequently transferred to its general partners, FIC and Rulco, pursuant to the Assignments. Messrs. Sorgenti and Rullo are the respective sole shareholders of FIC and Rulco.


(2)  Mr. Rullo's unexercisable options will become exercisable on May 4, 1997.

(3) On July 2, 1996, Mr. Sorgenti resigned from his position as Executive Chairman of Freedom. Pursuant to the Amended and Restated Option Agreements, 100% of Mr. Sorgenti's options are exercisable for a period of one year following his resignation.

(4) Represents options to purchase shares of Series B Common Stock granted pursuant to the Management Equity Plan. The options become exercisable on December 31, 1998, subject to the Company attaining certain performance goals, and otherwise become fully exercisable on December 31, 2004 (except in the case of the 175 options granted to Mr. Kitchen in 1994, which become fully exercisable on December 31, 2003), provided that the Named Executive Officer continues to be employed by the Company on such date.

(5) Assumes a fair market value per share of Common Stock of $125.00 at December 31, 1996.




                               Pension Plan Table

              The following table shows the combined maximum annual pension benefits payable under the Freedom Textile Chemicals Co. Retirement Plan (the "Pension Plan") and the Freedom Group Supplemental Executive Retirement Plan (the "SERP") in the specified compensation and years-of-service classifications in effect for employees of Freedom and Freedom Textile. The benefits are computed as single life annuity amounts.

                                                                  Years of Service
     Average Annual              ------------------------------------------------------------------------------------
     Compensation                    5           10             15             20             25             30
     ------------                    -           --             --             --             --             --
     $ 50,000..................      $2,783       $5,567          $8,350       $11,133          $13,917      $16,700
       75,000..................       4,721        9,442          14,162        18,883           23,604       28,325
      100,000..................       6,658       13,317          19,975        26,633           33,292       39,950
      125,000..................       8,596       17,192          25,787        34,383           42,979       51,575
      150,000..................      10,533       21,067          31,600        42,133           52,667       63,200
      175,000..................      12,471       24,942          37,412        49,883           63,354       74,825
      200,000..................      14,408       28,817          43,225        57,633           72,042       86,450
      225,000..................      16,346       32,692          49,037        65,383           81,729       98,075
      250,000..................      18,283       36,567          54,850        73,133           91,417      109,700
      275,000..................      20,221       40,442          60,662        80,883          101,104      121,325

      300,000..................      22,158       44,317          66,475        88,633          110,792      132,950
      325,000..................      24,096       48,192          72,287        96,383          120,479      144,575
      350,000..................      26,033       52,067          78,100       104,133          130,167      156,200
      375,000..................      27,971       55,942          83,912       111,883          139,854      167,825
      400,000..................      29,908       59,817          89,725       119,633          149,542      179,450
      425,000..................      31,846       63,692          95,537       127,383          159,229      191,075
      450,000..................      33,783       67,567         101,350       135,133          168,917      202,700
      475,000..................      35,721       71,442         107,162       142,883          178,604      214,325
      500,000..................      37,658       75,317         112,975       150,633          188,292      225,950

              The Pension Plan is a non-contributory plan which provides a lifetime income upon an employee's retirement at or after having attained age 65 and having completed at least 5 years of service, or upon an earlier date if various stated conditions are satisfied. Benefits under the Pension Plan are determined by a formula related to an employee's age, service and final average compensation at termination. The covered compensation (35 year average of the Social Security wage base) used to develop the table above is $43,668 (the amount for a person born in 1940). The SERP is an unfunded obligation which provides benefits to participants (including the Named Executive Officers) which would otherwise be restricted under the Pension Plan by virtue of the limitations imposed on qualified plans by Sections 415 and 401(a)(4) of the Internal Revenue Code (the "Code").

              An employee's final average compensation is determined based upon the highest 60 consecutive months of service during the last 120 consecutive months. Final average compensation includes base salary and bonuses.

              At December 31, 1996, the credited years of service and the average annual earnings under the Pension Plan and the SERP of the Named Executive Officers were as follows:

                                                                        Average Annual  Credited Years
                                                                         Compensation      of Service

       Fred P. Rullo..........................................             $487,506          4.8
       Harold A. Sorgenti.....................................              392,870          5.0
       Robert G. Kitchen......................................              243,352          4.6
       *Robert Kirchner.......................................                  ---          ---
       *Helmut E. Wolf........................................                  ---          ---
       Brian F. McNamara......................................              187,342          2.3

---------------

*        Not a participant in the Pension Plan


Management Equity Plan

              On June 30, 1994, the Board adopted and the stockholders approved the 1994 Management Equity Plan (the "Management Equity Plan") which provides for grants of options to purchase shares of Common Stock and Series B Common Stock to executive officers, other key employees and consultants of the Company. The Management Equity Plan also provides for the grant of stock appreciation rights ("SARs") in tandem with an option award. The purpose of the Management Equity Plan is to afford an incentive to such participants to increase their efforts on behalf of the Company and to promote the success of the Company's business.

              Each option grant is evidenced by an agreement between the grantee and Freedom (an "Option Agreement"). An Option Agreement provides the number of shares of Common Stock or Series B Common Stock, as appropriate, covered by the award, the option price and the exercise period (which will be ten years and one month unless otherwise provided in the option agreement). In addition, the Compensation Committee may establish appropriate performance goals which, if attained, will accelerate the exercisability and vesting of the option award. The performance goals are based on the Company attaining a pre-established level of annual and cumulative earnings before interest, taxes, depreciation and amortization. If such performance goals are not attained, the option becomes exercisable based on its original exercise schedule (rather than on an accelerated exercise schedule).

              Freedom has authorized and reserved 4,185 shares of Common Stock and 4,185 shares of Series B Common Stock for awards under the Management Equity Plan. Such shares are subject to adjustment in the event of certain transactions which affect the capitalization of the Company. In the event of such a transaction, the number of shares of Common Stock available for awards, the number of such shares covered by outstanding awards and the option price or SAR price may be equitably adjusted by the Compensation Committee, in order to reflect such event and preserve the value of outstanding awards.

              The Management Equity Plan provides that in the event of a Change of Control of Freedom (as such term is defined in the Management Equity Plan) following an initial public offering all awards which are outstanding at such time shall become immediately exercisable and otherwise nonforfeitable. The Board, at any time, may amend or terminate the plan, provided, that an amendment which requires stockholder approval in order for the Management Equity Plan to continue to comply with Rule 16b-3 shall not be effective unless approved by the requisite vote of the stockholders of Freedom. In addition, no amendment or termination may adversely affect any award previously granted without the written consent of the participant.

              As of March 1, 1997, 3,525 options to purchase shares of Series B Common Stock were outstanding under the Management Equity Plan. Such options vest over five years provided that the Company achieves certain annual and cumulative performance goals.

              No awards may be granted under the Management Equity Plan after

June 30, 2004.

Employment Contracts with Named Executive Officers

              Freedom is party to an employment agreement with Mr. Kitchen (the "Kitchen Employment Agreement") providing for his employment with Freedom until June 30, 1997 at an annual base salary of not less than $210,000, plus performance-based bonuses. If Mr. Kitchen's employment is terminated by Freedom other than for Cause (as defined in the Kitchen Employment Agreement), the Kitchen Employment Agreement provides that he will receive his base salary in effect at the time of termination and benefits for a period of 18 months following such termination, plus a prorated portion of the incentive bonus for such year.

              Freedom Chemical Diamalt is a party to an employment agreement with Mr. Wolf (the "Wolf Employment Agreement") providing for his employment with Freedom Chemical Diamalt at an annual salary of DM273,000 (subject to adjustment annually), plus a performance-based bonus. The Wolf Employment Agreement continues until Mr. Wolf reaches 65 years of age, subject to prior termination by either party as set forth therein.

              See "Item 13. Certain Relationships and Related Transactions" for a description of the 1994 Employment Agreements with Messrs. Rullo and Sorgenti.

Compensation of Directors

              Independent outside directors receive compensation of $20,000 per annum for serving on the Board. Directors who are not full-time employees of the Company are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending meetings. Directors who serve on the Compensation Committee receive no additional compensation.

Compensation Interlocks and Insider Participation

              The Board of Directors has a Compensation Committee consisting of Messrs. Rullo, Joseph and Levy. Except for Mr. Rullo, Freedom's Chairman of the Board, Chief Executive Officer and President, no officer or employee of the Company has participated in deliberations of the Board of Directors concerning executive officer compensation. Mr. Rullo has entered into certain agreements with Freedom which are discussed under "Item 13. Certain Relationships and Related Transactions."

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The following table sets forth, as of March 1, 1997, certain information regarding the beneficial ownership of Common Stock by (i) each of Freedom's directors, (ii) each person believed by Freedom to own beneficially more than 5% of its outstanding Common Stock, (iii) each of the Named Executive Officers and (iv) all executive officers and directors of Freedom as a group.


                                                                                 Number of Shares
                                                                                   Beneficially            % of Common
Named Executive Officers, Directors and 5% Stockholders                              Owned(1)              Stock (2)(3)
-------------------------------------------------------                          ----------------          -----------
Joseph Littlejohn and Levy Fund, L.P..................................             91,825(4)(5)               59.44
Joseph Littlejohn and Levy Fund II, L.P...............................             37,136(4)(5)               24.04
Harold A. Sorgenti....................................................                21,842(6)               14.04
Fred P. Rullo.........................................................                13,217(7)                8.10
Peter A. Joseph.......................................................               128,961(5)               83.50
Paul S. Levy..........................................................               128,961(5)               83.50
Alexander R. Castaldi.................................................                       --                  --
Timothy J. Clark......................................................                       --                  --
Angus C. Littlejohn, Jr...............................................                       --                  --
Vincent P. Langone....................................................                       --                  --
Robert A. Kirchner....................................................                   745(8)                   *
Robert G. Kitchen.....................................................                   929(9)                   *
Brian F. McNamara.....................................................                   --(10)                   *
Helmut E. Wolf........................................................                   --(11)                  --
All directors and executive officers as a group (14 persons)..........              165,972(12)               98.95

-------------------------

 *       Less than 1%.

(1) Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by him. The number of shares shown as beneficially owned includes all options held by such person, entity or group which are exercisable within 60 days.

 (2) The percentages of beneficial ownership as to each person, entity or group assume that all options held by such person, entity or group which are exercisable within 60 days, but not those held by others shown in the table, have been exercised.

 (3) Percentages are calculated based on 154,481 shares of Common Stock outstanding as of March 1, 1997.

 (4) All of such shares are owned by the JLL Fund I and the JLL Fund II, as indicated. Messrs. Joseph and Levy are officers and directors of Lancer, a limited partner of JLL Associates and the owner of 100% of the capital stock of JLL Inc. which, pursuant to contract, manages the JLL Fund I. Messrs. Joseph and Levy are each general partners of JLL Associates and JLL Associates II, which is the general partner of the JLL Fund I and JLL Fund

     II, respectively. Messrs. Joseph and Levy disclaim beneficial ownership of all such shares. By virtue of the Stockholders' Agreement, Messrs. Sorgenti and Rullo, FIC and Rulco may be deemed to have a beneficial ownership interest in such shares. Messrs. Sorgenti and Rullo, FIC and Rulco have disclaimed beneficial ownership of such shares.

 (5) Messrs. Joseph and Levy may be deemed to beneficially own the shares held by the JLL Funds. See Note 4 above.

 (6) Includes 6,469 shares held by Mr. Sorgenti directly, 549 shares held by The Harold A. Sorgenti 1994 Five Year Grantor Retained Annuity Trust, 5,867 shares held by FIC, 7,828 shares held by the Sorgenti Family Partnership, L.P., a Delaware limited partnership ("SFP"), and 1,129 shares subject to currently exercisable options held by FIC. Mr. Sorgenti disclaims beneficial ownership of the 7,828 shares held by SFP. By virtue of the Stockholders' Agreement, JLL Fund I and JLL Fund II may be deemed to have a beneficial ownership interest in such shares. JLL Fund I and JLL Fund II have disclaimed beneficial ownership of such shares.

 (7) Includes 367 shares held by Mr. Rullo directly, 727 shares held in the name of Rulco, 8,683 shares of Common Stock subject to currently exercisable options held by Mr. Rullo; and 3,440 shares subject to currently exercisable options held by Rulco. Does not include options to purchase 860 shares of Common Stock subject to options held by Rulco that currently are not exercisable. By virtue of the Stockholders' Agreement, JLL Fund I and JLL Fund II may be deemed to have a beneficial ownership interest in such shares. JLL Fund I and JLL Fund II have disclaimed beneficial ownership of such shares. See "Item 13. Certain Relationships and Related Transactions."

 (8) Does not include 400 shares of Series B Common Stock subject to options held by Mr. Kirchner that are not currently exercisable.

 (9) Does not include 500 shares of Series B Common Stock subject to options held by Mr. Kitchen that are not currently exercisable.

(10) Does not include 450 shares of Series B Common Stock subject to options held by Mr. McNamara that are not currently exercisable.

(11) Does not include 300 shares of Series B Common Stock subject to options held by Dr. Wolf that are not currently exercisable.

(12) Does not include 2,250 shares of Series B Common Stock subject to options held by such executive officers and directors that currently are not exercisable.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Set forth below is a summary of certain agreements and

arrangements entered into by the Company and related parties.

              On September 9, 1993, Freedom loaned Rulco $200,000 to enable it to purchase 300 shares of Common Stock and 170 shares of the Series B Preferred Stock (collectively, the "Pledged Stock"). Fred P. Rullo, Chairman of the Board of Directors, Chief Executive Officer and President of Freedom, is the sole shareholder of Rulco. All unpaid principal and interest is due and payable in full on December 31, 2000. The loan bears interest at a rate per annum equal to the highest rate payable by Freedom under the Freedom Credit Agreement. Repayment of the loan is guaranteed by Mr. Rullo and is collateralized by the Pledged Stock.

              Effective December 7, 1994, JLL and The Freedom Group (Messrs. Sorgenti, Rullo and McPhail) entered into an agreement, (the "1994 Conditional Bonus Agreement") which terminated an agreement in principle the parties had entered into in 1992 and amended and restated the conditional bonus provided for in such agreement in principle. The 1994 Conditional Bonus Agreement provides that JLL will pay a bonus (a "Conditional Bonus") to The Freedom Group out of the cash proceeds realized by JLL in connection with the disposition of all or a portion of its investments in Freedom, which cash proceeds are in excess of certain thresholds. On April 14, 1995, pursuant to the Assignments, The Freedom Group assigned to FIC, Rulco and Donald W. McPhail, respectively, 57%, 38% and 5% interests in its rights under the 1994 Conditional Bonus Agreement, including its interest in the Conditional Bonus. Under GAAP as currently in effect, if JLL were to pay a Conditional Bonus to such assignees, the payment of such bonus may be treated as a contribution to the capital of Freedom by JLL and Freedom may have to recognize compensation expense with respect to such bonus payment. If Freedom were required under GAAP to record a payment by JLL in this manner, Freedom would have to record a non-cash charge to Freedom's earnings in the quarter such bonus is earned.

              Effective December 7, 1994, Freedom entered into employment agreements with each of Mr. Rullo (the "Rullo Employment Agreement") and Mr. Sorgenti (the "Sorgenti Employment Agreement" and, together with the Rullo Employment Agreement, the "1994 Employment Agreements"). The terms of the Rullo Employment Agreement and the Sorgenti Employment Agreement are substantially similar. Pursuant to the Rullo Employment Agreement, Mr. Rullo served as President of Freedom, and pursuant to the Sorgenti Employment Agreement, prior to his resignation, Mr. Sorgenti served as the Executive Chairman of Freedom. The Rullo Employment Agreement will be automatically extended for additional one year terms unless either Freedom or Mr. Rullo elects not to extend the term. On February 10, 1997 the Rullo Employment Agreement was extended to December 31, 1997. All other terms of the 1994 Rullo Employment Agreement remain unchanged. Under the 1994 Employment Agreements, each of Mr. Sorgenti and Rullo were entitled to an annual base salary of not less than $400,000, and subject to Freedom's meeting certain performance criteria established by the Board of Directors or the Compensation Committee, an annual bonus of up to 150% of the base salary.

              On July 2, 1996, Mr. Sorgenti resigned from his position as Executive Chairman of Freedom. Pursuant to the Sorgenti Employment Agreement, as a result of Mr. Sorgenti's resignation, Freedom will pay to Mr. Sorgenti a severance benefit in an aggregate amount of $962,558 in substantially equal monthly installments over a period of two years. In addition, pursuant to the

Amended and Restated Option Agreements, 100% of the Sorgenti Shares

(as such term is defined in the Amended and Restated Option Agreements) became vested and immediately exercisable; provided that The Freedom Group will have until July 2, 1997 to exercise such options and thereafter such options will expire. Also pursuant to the Sorgenti Employment Agreement, Freedom will maintain health benefits for Mr. Sorgenti until 18 months after the Sorgenti Resignation Date.

              Upon termination of Mr. Rullo's employment with Freedom, (i) by Freedom other than for Cause (as defined in the Rullo Employment Agreement), or
(ii) by Mr. Rullo for Good Reason (as defined in the Rullo Employment Agreement), Freedom will pay to Mr. Rullo, in substantially equal monthly installments over a period of two years an amount equal to the product of two multiplied by the amount of the average of the annual compensation actually paid to Mr. Rullo with respect to the three years immediately preceding the year in which such termination of employment occurs. In addition, Freedom will continue to maintain health benefits for Mr. Rullo, until the later of the end of the initial term of the Rullo Employment Agreement and 18 months after the date of such termination. The Rullo Employment Agreement also contains certain confidentiality, noncompetition and non-disclosure provisions.

              JLL does not receive any fees from Freedom. Freedom reimburses JLL for its out-of-pocket expenses.

              The JLL Funds and Mr. Kirchner made cash equity investments in the Company in an aggregate of $10 million (approximately $9.94 million and $60,000, respectively) concurrently with the consummation of the offering of Notes. Following consummation of the offering of Notes, Messrs. Sorgenti and Kitchen as well as certain other stockholders of Freedom invested an aggregate of approximately $1.9 million in the Company, almost all of which were financed with loans made by Freedom. Each loan bears interest at a rate of 10 5/8% per annum, matures on December 31, 2001 and is secured by a pledge of the Common Stock purchased with the proceeds of such loan. In the fourth quarter of 1996, Mr. Rullo was granted an option to purchase 8,683 shares of Common Stock at an exercise price of $125 per share, which purchase may be financed with a loan made by Freedom. The option vested fully on the date of grant and is exercisable for a period of five years.

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a) Documents filed as a part of this Report:

              1. Consolidated Financial Statements and Schedules appear on page F-1 herein.


              2. Exhibits (except as otherwise designated below, all exhibits have been previously filed).

Exhibit
  No.               Description of Exhibit
--------            ------------------------------------------------------------

3.1 Restated Certificate of Incorporation of Freedom Chemical Company and Certificate of Designation for Preferred Stock (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

3.2 By-laws of Freedom Chemical Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

4.1 Indenture dated as of October 15, 1996, among Freedom Chemical Company, the Guarantors named therein and The Bank of New York, as trustee, relating to the 10 5/8% Senior Subordinated Notes due 2006 of Freedom Chemical Company and exhibits thereto, including Form of 10 5/8% Senior Subordinated Note due 2006 of Freedom Chemical Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.1 Registration Rights Agreement, dated October 17, 1996 among Freedom Chemical Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (filed as
                    Exhibit 10.1 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.2 Amended and Restated Credit Agreement, dated as of October 17, 1996 among Freedom Chemical Company, Freedom Chemical Diamalt GmbH, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing bank and Citicorp USA, Inc., as Agent (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.3 Share Pledge Agreement, dated January 16, 1995, by and among Freedom Chemical Company, Hilton Davis Chemical Co. and Citicorp USA, Inc. (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.4                Amendment to Share Pledge Agreement, dated January 17, 1995,

                    by and among Freedom Chemical Company, Hilton Davis Chemical Co. and Citicorp USA, Inc. (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.5 Security Assignment Agreement, dated January 16, 1995, between Freedom Chemical Company and Citicorp USA, Inc. (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.6 Stock Purchase Agreement, dated as of May 11, 1994, among BC Sugar Refinery Limited, Chatterton Petrochemical Corporation and Freedom Chemical Company (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.7 Amendment No. 1 to Stock Purchase Agreement, dated as of May 26, 1994, among BC Sugar Refinery Limited, Chatterton Petrochemical Corporation and Freedom Chemical Company (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.8 Settlement Agreement, dated as of April 28, 1994, between Tenneco Polymers, Inc. and Kalama Chemical, Inc. (filed as
                    Exhibit 10.8 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.9 Stock Purchase Agreement, dated as of May 21, 1993, between PMC, Inc. and Freedom Chemical Acquisition Corporation (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.10 Amendment No. 1 to Stock Purchase Agreement, dated as of September 9, 1993, between PMC, Inc. and Freedom Chemical Company (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.11 Definitive Agreement, dated as of August 13, 1993, between Sterling Winthrop Inc. and Freedom Chemical Acquisition Corporation (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.12 Ground Lease, dated September 9, 1993, between The SDI Divestiture Corp. and Hilton Davis Chemical Co. (filed as
                    Exhibit 10.12 to the Company's Registration Statement on

                    Form S-1 (33-84778) and incorporated herein by reference).

10.13 Amendment to Ground Lease Provisions, dated September 9, 1993 (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.14 Escrow Agreement, dated September 9, 1993, by and among PMC, Inc., Freedom Chemical Acquisition Corporation and CoreStates Bank, N.A. (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.15 Environmental Matters Agreement, dated September 9, 1993, among Freedom Chemical Acquisition Corporation, Hilton Davis Chemical Co. and Sterling Winthrop, Inc. (filed as Exhibit
                    10.15 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.16 Agreement for the Purchase and Sale of Assets, dated February 28, 1992, between Freedom Textile Chemicals Co. and American Cyanamid Company (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.17 Employment Agreement, dated November 15, 1994, by and between Freedom Chemical Company and Fred P. Rullo (filed as
                    Exhibit 10.18 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.18 Employment Agreement, dated November 15, 1994, by and between Freedom Chemical Company and Harold A. Sorgenti (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.19 Employment Agreement, dated June 1, 1991, between Kalama Chemical, Inc. and Robert A. Kirchner (filed as Exhibit
                    10.20 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.20 Employment Agreement, dated January 17, 1996, between Freedom Textile Chemicals Co. and Robert G. Kitchen (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.21 Letter Agreement, dated January 9, 1997, between Freedom Chemical Company and Robert G. Kitchen (filed as Exhibit 10.21(a) to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).


10.22 Employment Agreement between Freedom Chemical Diamalt GmbH and Helmut Wolf (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.23 Letter Agreement, dated May 8, 1992, between The Freedom Group and Robert Kitchen (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.24 Employment Agreement, dated March 13, 1992, between Freedom Textile Chemicals Co. and James B. Trecek (filed as Exhibit
                    10.24 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.25 Agreement, dated December 7, 1994, by and among Freedom Chemical Company, the Freedom Group Partnership, Joseph Littlejohn & Levy Fund, L.P., Joseph Littlejohn & Levy Fund II, L.P., Harold A. Sorgenti and Fred P. Rullo (filed as
                    Exhibit 10.25 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.26 Stockholders' Agreement, dated as of May 4, 1992, among Freedom Chemical Company, Joseph Littlejohn & Levy Fund, L.P., Harold A. Sorgenti and Fred P. Rullo (filed as Exhibit
                    10.26 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.27 Amendment to Stockholders' Agreement, dated as of September 9, 1993, by and among Freedom Chemical Company, Joseph Littlejohn & Levy Fund, L.P., Freedom Investment Corp., Harold A. Sorgenti, Fred P. Rullo and RULCO, Inc. (filed as
                    Exhibit 10.27 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.28 Amendment No. 2 to Stockholders' Agreement, dated as of June 30, 1994, by and among Freedom Chemical Company, Joseph Littlejohn & Levy Fund, L.P., Joseph Littlejohn & Levy Fund II, L.P., Freedom Investment Corp., Harold A. Sorgenti, Fred
                    P. Rullo and RULCO, Inc. (filed as Exhibit 10.28 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.29 Stockholders' Agreement, dated as of June 30, 1993, by and among Freedom Chemical Company, Joseph Littlejohn & Levy Fund, L.P., Donald W. McPhail and Stamford-Atlanta Capital Corporation (filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).


10.30 Amendment to Stockholders' Agreement, dated as of June 30, 1994, by and among Freedom Chemical Company, Joseph Littlejohn & Levy Fund, L.P., Joseph Littlejohn and Levy Fund II, L.P., Donald W. McPhail and Stamford-Atlanta Capital Corporation (filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.31 Stockholders' Agreement, dated as of June 30, 1994, by and among Freedom Chemical Company, Joseph Littlejohn & Levy Fund, L.P., Joseph Littlejohn & Levy Fund II, L.P., and the individual shareholders whose names are set forth on the signature page thereto (filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.32 Stockholders' Agreement, dated as of June 30, 1994, by and among Freedom Chemical Company, Joseph Littlejohn & Levy Fund, L.P., Joseph Littlejohn & Levy Fund II, L.P., and Richard E. Gilleland (filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.33 Freedom Chemical Company 1994 Management Equity Plan (filed as Exhibit 10.33 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.34 Form of Stock Option Agreement (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.35 Amended and Restated Stock Option Agreement, dated as of November 15, 1994, between Freedom Chemical Company and The Freedom Group Partnership (filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.36 Amended and Restated Stock Option Agreement, dated as of November 15, 1994, between Freedom Chemical Company and The Freedom Group Partnership (filed as Exhibit 10.36 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.37 Amended and Restated Stock Option Agreement, dated as of November 15, 1994, between Freedom Chemical Company and The Freedom Group Partnership (filed as Exhibit 10.37 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.38 Letter, dated January 18, 1994, from The Freedom Group to Freedom Chemical Company (filed as Exhibit 10.38 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.39 Letter, dated January 24, 1994, from Freedom Investment Corp. to Joseph Littlejohn & Levy Fund, L.P.; Letter, dated January 24, 1994, from Harold A. Sorgenti and Ann R. Sorgenti to Joseph Littlejohn & Levy Fund, L.P.; Letter, dated January 24, 1994, from Sorgenti Family Partnership, L.P. to Joseph Littlejohn & Levy Fund, L.P. (filed as
                    Exhibit 10.39 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.40 Subscription Agreement, dated as of October 17, 1996 between Freedom Chemical Company and Joseph Littlejohn & Levy Fund, L.P. (filed as Exhibit 10.40 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.41 Subscription Agreement, dated as of October 17, 1996 between Freedom Chemical Company and Joseph Littlejohn & Levy Fund II, L.P. (filed as Exhibit 10.41 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.42 Assignment Agreement, dated as of May 26, 1994, between Kalama Chemical, Inc. and United States Trust Company (filed as Exhibit 10.42 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.43 Trust Agreement, dated May 26, 1994, among Chatterton Petrochemical Corporation, Freedom Chemical Company, Kalama Chemical, Inc. and United States Trust Company of New York (filed as Exhibit 10.43 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.44 Stock Option Agreement, dated December 18, 1996, between Freedom Chemical Company and Fred P. Rullo.

10.45 Amendment No. 1 to Employment Agreement, dated February 10, 1997, between Freedom Chemical Company and Fred P. Rullo.


21.1                Subsidiaries of Freedom Chemical Company (filed as Exhibit
                    21.1 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).


24.1 Powers of Attorney of directors and officers of the Company authorizing Fred P. Rullo and Brian F. McNamara to sign any amendments to this Report on their behalf (set forth on signature pages of this Report).


27.                 Financial Data Schedule.

              (b)   Reports on Form 8-K

                    No reports on Form 8-K were filed by the Registrant during the last quarter of 1996.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Philadelphia, state of Pennsylvania, on March 28, 1997.

                                   FREEDOM CHEMICAL COMPANY
                                   (Registrant)

                                   /s/   BRIAN F. MC NAMARA
                                   ---------------------------------------
                                   Brian F. McNamara
                                   Vice President, Secretary and General Counsel

         We, the undersigned officers and directors of Freedom Chemical Company, hereby severally constitute and appoint Fred P. Rullo and Brian F. McNamara, and each of them singly, our true and lawful attorneys, with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, this Report and any and all amendments to this Report, including any exhibits or other documents filed in connection therewith, and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Freedom Chemical Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys or any of them, to this Report and any and all amendments thereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                                   CAPACITY                                DATE
              ---------                                   --------                                ----
/s/   FRED P. RULLO                            Chairman, Chief Executive Officer and         March 28, 1997
------------------------------------           President (Principal Executive Officer
     Fred P. Rullo                             and Director

/s/   DENNIS M. MONAHAN                        Chief Financial Officer (Principal Financial  March 28, 1997
------------------------------------           Officer and Principal Accounting Officer)
     Dennis M. Monahan

                                               Director
------------------------------------
     Alexander R. Castaldi

/s/   TIMOTHY J. CLARK                         Director                                      March 28, 1997
------------------------------------
     Timothy J. Clark


/s/   PETER A. JOSEPH                          Director                                      March 28, 1997
------------------------------------
     Peter A. Joseph

/s/   VINCENT P. LANGONE                       Director                                      March 28, 1997
------------------------------------
     Vincent P. Langone

                                               Director
------------------------------------
     Paul S. Levy

                                               Director
------------------------------------
     Angus C. Littlejohn

/s/   HAROLD A. SORGENTI                       Director                                      March 28, 1997
------------------------------------
     Harold A. Sorgenti

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     None.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                   Page
                                                                                                   ----

FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES (THE "COMPANY")

Report of Coopers & Lybrand L.L.P., Independent Accountants.....................................    F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 1995 and 1996....................................    F-3

Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996......    F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended
    December 31, 1994, 1995 and 1996............................................................    F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996......    F-6

Notes to Consolidated Financial Statements......................................................    F-7

Financial Statement Schedule for the years ended December 31, 1994, 1995 and 1996:
Report of Coopers & Lybrand L.L.P., Independent Accounts.......................................     F-44

Schedule II - Valuation and Qualifying Accounts.................................................    F-45

                                     F-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Freedom Chemical Company
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Freedom Chemical Company and Subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Freedom Chemical Company and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

600 Lee Road
Wayne, Pennsylvania
March 26, 1997

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                                            As of December 31,
                                                                           --------------------
                                                                           1995             1996
                                                                           ----             ----
                           ASSETS
Current assets:
  Cash and cash equivalents.................................            $  1,450         $  3,554
  Accounts receivable, net of allowance for doubtful accounts
    of $260 and $456, respectively..........................              39,050           44,249
  Due from shareholders.....................................                  --               22
  Refundable income taxes...................................               2,742            1,811
  Inventories...............................................              46,848           53,019
  Prepaid expenses and other current assets.................               4,812            5,251
  Environmental indemnification.............................                 780              492
  Deferred income taxes.....................................               2,107            7,237
                                                                        --------         --------
      Total current assets..................................              97,789          115,635

Property, Plant and Equipment:
  Land......................................................               3,658            3,872
  Buildings and improvements................................              14,357           14,600
  Machinery and equipment...................................              97,679          101,356
  Other.....................................................               4,506           11,137
                                                                        --------         --------
                                                                         120,200          130,965

Less accumulated depreciation...............................              18,734           28,754
                                                                        --------         --------
                                                                         101,466          102,211
Other assets:

  Intangible assets, net....................................              34,928           34,040
  Environmental indemnification.............................               1,074                8
  Deferred financing costs, net.............................               3,641            6,902
  Investments in joint ventures.............................                 511              541
  Other.....................................................               3,747            3,577
                                                                       ---------         --------
      Total assets..........................................           $ 243,156        $ 262,914
                                                                       =========        =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt......................           $   6,142        $   1,067
  Short-term borrowings.....................................              12,238              936

  Notes payable.............................................                 753            1,098
  Accounts payable..........................................              22,928           20,996
  Accrued expenses..........................................               8,985           10,922
  Accrued compensation......................................               4,618            5,787
  Accrued restructuring and other charges...................               3,470            4,627
  Environmental.............................................               1,200            1,200
                                                                    ------------     ------------
      Total current liabilities.............................              60,334           46,633

Long-term debt..............................................             119,520          153,560
Environmental...............................................              18,066           14,550
Deferred income taxes.......................................              11,058           12,259
Postretirement benefits.....................................               4,211            4,416
Accrued restructuring and other charges.....................               2,429            1,437
Other.......................................................               2,151            3,346
Minority interest...........................................               3,095            3,390
Commitments and contingencies...............................                  --               --
Mandatory redeemable preferred stock:
  Series B, cumulative, $1,000 par value, authorized 40,000
  shares; issued and outstanding 21,322 shares, stated
  at liquidation value of $1,000 per share
  plus accrued and unpaid dividends of $8,192
  and $11,389, respectively.................................              29,514           32,711
  Series C, cumulative, $1,000 par value, authorized 15,000
  shares; issued 9,137 shares, outstanding 9,137, 8,976
  and 8,916 shares, respectively, stated at liquidation
  value of $1,054 per share plus accrued and unpaid
  dividends of $2,079 and $3,453, respectively.............               11,709           13,083

  Less: Treasury stock, at cost
  (161 and 221 shares of Series C preferred, respectively)...               (188)            (262)
                                                                       ---------          -------
                                                                          41,035           45,532
Stockholders' deficit:
  Common stock:
  Series A, $.01 par value, authorized 200,000 shares;
  issued 59,355 and 154,872 shares respectively,
  outstanding 59,070 and 154,481 shares, respectively.......                   1                2
  Series B, $.01 par value, authorized 10,000 shares;
  none issued or outstanding................................                  --              --
  Additional paid-in capital................................                  --           10,846
  Accumulated deficit.......................................             (19,735)         (30,444)
  Cumulative translation adjustment.........................               1,281             (397)
                                                                      ----------          -------
                                                                         (18,453)         (19,993)

Less: Stockholder notes receivable..........................                (200)          (2,113)
  Treasury stock, at cost (285 and 391 shares of
  Series A common, respectively)............................                 (33)             (46)
  Minimum pension liability.................................                 (57)             (57)
                                                                     -----------        ---------
Total stockholders' deficit.................................             (18,743)         (22,209)
                                                                     -----------        ---------


  Total liabilities and stockholders' deficit...............          $  243,156        $ 262,914
                                                                      ==========        =========



       The accompanying notes are an integral part of the consolidated financial statements.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)


                                                               Years Ended December 31,
                                                       ---------------------------------------
                                                       1994              1995             1996
                                                       ----              ----             ----
Net sales.........................................   $ 187,780         $ 296,888        $ 300,168
Cost of goods sold................................     144,845           233,533          238,247
                                                    ----------        ----------       ----------
Gross profit......................................      42,935            63,355           61,921
Selling, general and administrative expense.......      26,948            50,399           47,372
Noncash compensation expense (note 18)............         915               150              197
Research and development expense..................       2,331             4,950            4,786
Restructuring and other charges (note 17).........          --            12,495            3,974
                                                     ---------         ---------        ---------
Operating income (loss)...........................      12,741            (4,639)           5,592
Interest and debt expense, net of capitalized
    interest of $168 and $193 for the years
    ended December 31, 1995 and 1996..............       6,682            13,805           14,213
Registration costs (note 17)......................          --             2,187               --
Other income......................................         545                 5              711
                                                     ---------         ---------        ---------
          Income (loss) before minority
              interest, income taxes and
              extraordinary item..................       6,604           (20,626)          (7,910)
Minority interest.................................         284               247              260
                                                     ---------         ---------        ---------
          Income (loss) before income taxes
              and extraordinary item..............       6,320           (20,873)         ( 8,170)
Provision (benefit) for income taxes..............       2,858            (3,809)          (2,305)
Equity in income of joint ventures................          --                74              635
                                                     ---------         ---------        ---------
          Net income (loss) before
              extraordinary item..................       3,462           (16,990)          (5,230)
Extraordinary loss, net of applicable
    income tax benefit of $725 and $1,140 for the
    years ended December 31, 1994 and 1996,
    respectively (note 2) ........................      (1,276)               --           (2,001)
                                                      --------          --------         --------
          Net income (loss).......................       2,186           (16,990)          (7,231)
Less: preferred dividends.........................       3,694             4,611            4,571
                                                      --------          --------         --------
          Net loss applicable to..................

              common shares.......................   $  (1,508)        $ (21,601)       $ (11,802)
                                                      ========         =========        =========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                            (Dollars in thousands)


                           Series A
                         Common Stock    Additional               Cumulative    Stockholder             Minimum
                       ________________   Paid-in    Accumulated  Translation     Note      Treasury    Pension
                        Shares   Amount    Capital     Deficit     Adjustment   Receivable    Stock     Liability  Total
                        ------   ------   -------     -----------  -----------  ----------  -------     ---------  -----
Balance at December
    31, 1993.........   37,500    $  1    $ 1,783      $(1,275)     $   (44)     $  (200)   $   --     $   --      $ 265

1994:
Issuance of common
    stock............   21,855     --       2,866          --           --           --         --         --      2,866
Foreign currency
    translation......      --      --          --          --           124          --         --         --        124
Accrued and unpaid
    preferred dividends
    for the
    year ended
    December 31,
    1994.............       --     --      (2,783)        (911)          --           --        --         --     (3,694)
Net income..........        --     --         --         2,186           --           --        --         --      2,186
                       -------    ---      ------       ------       ------      -------        --        ---     ------
Balance at December
    31, 1994.........   59,355      1       1,866          --            80         (200)       --         --      1,747

1995:
Foreign currency
    translation......      --     --          --           --         1,201           --         --         --     1,201
Treasury shares
    purchased (285
    Series A common
    shares)..........      --     --          --          --           --            --         (33)        --       (33)
Accrued and unpaid

    preferred
    dividends for the
    year ended
    December 31,
    1995.............       --   --        (1,866)      (2,745)         --           --         --         --     (4,611)
Minimum pension
    liability........       --   --           --          --            --           --         --        (57)       (57)
Loss.................       --   --           --       (16,990)         --           --         --         --    (16,990)
                        --------  ---      ------      -------       -----     --------        ---        ---   --------
Balance at December
    31, 1995.........   59,355      1        --        (19,735)       1,281         (200)       (33)      (57)   (18,743)


1996:
Issuance of common
    stock ...........   95,517      1      11,939          --           --           --         --        --      11,940
Issuance of stockholder
    notes receivable.      --      --         --           --           --        (1,913)       --        --      (1,913)
Foreign currency
    translation......      --      --         --           --        (1,678)          --        --        --      (1,678)
Treasury shares
    purchased (106
    Series A common
    shares)..........      --      --         --           --           --            --        (13)      --         (13)
Accrued and unpaid
    preferred
    dividends for the
    year ended
    December 31,
    1996.............      --     --       (1,093)      (3,478)          --           --         --        --     (4,571)
Loss.................      --     --          --        (7,231)          --           --         --        --     (7,231)
                       -------   ---       ------      -------       ------      -------        ----      ---    -------
Balance at December
    31, 1996........   154,872  $ 2       $10,846     $(30,444)      $ (397)    $ (2,113)    $  (46)  $   (57)  ($22,209)
                       =======  ===        ======      =======       ======       =======        ===     ====   ========

       The accompanying notes are an integral part of the consolidated financial statements.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                                Years Ended December 31,
                                                          ---------------------------------------
                                                          1994           1995                1996
                                                          ----           ----                ----

Cash flows from operating activities:
    Net income (loss).....................                $ 2,186        $(16,990)           $( 7,231)
Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization.........                  8,559          13,512              13,793
    Provision for doubtful accounts.......                    142              36                 397
    Gain on sale of fixed assets..........                     --            (188)                (60)
    Minority interest.....................                    284             247                 260
    Non-cash compensation expense.........                    915             150                 197
    Extraordinary loss....................                  2,001              --               3,141
    Restructuring and other charges,
     net of payments......................                     --          13,759              10,404
    Registration costs....................                     --           2,187                  --
    Equity increase of joint ventures....                      --             (74)               (636)
    Deferred income taxes................                     258          (3,294)             (2,537)
    Other changes that provided
        (used) cash:

        Accounts receivable...............                 (2,035)         (8,308)             (6,297)
        Inventories.......................                   (438)         (1,787)            (12,195)
        Prepaid expenses and other
        current assets....................                   (658)         (1,385)             (3,157)
        Accounts payable, accrued
            expenses and other
            liabilities...................                  2,949          (3,765)             (3,016)
                                                         ---------       ---------           ---------

Net cash provided by (used in) operating
        activities........................                 14,163          (3,130)             (6,937)
                                                        ---------        ---------           ---------
       Payments for acquisitions, net of
            cash acquired.................                (68,286)        (15,874)                 --
       Capital expenditures...............                 (7,210)        (15,514)            (12,337)
       Acquisition of intangibles.........                    --               --              (1,084)
       Purchase of subsidiary stock from
           minority stockholders..........                   (142)             --                  --
       (Increase) decrease in investments
           in joint ventures..............                     --            (133)                367
       Proceeds from sale of capital equipment                185             762               1,640
       Payment for environmental liabilities               (2,543)         (3,943)             (2,817)
       Proceeds from environmental indemnification          2,292           2,645               1,354
       Other..............................                   (208)             42                  48
                                                        ---------       ---------           ---------

Net cash used in investing
          activities......................                (75,912)        (32,015)            (12,829)

Cash flows from financing activities:
    Issuance of common stock..............                  2,273              --              10,027
    Issuance of preferred stock...........                  9,745              --                  --
    Revolving borrowings under Credit Agreement            36,250          86,830              76,750
    Revolving repayments under Credit Agreement           (28,500)        (73,830)            (61,999)
    Term loan borrowings under Credit Agreement            95,500          18,200                  --

    Term loan repayments under Credit Agreement            (3,000)         (7,000)           (129,700)
    Short term borrowings under European Facility              --          16,516              97,697
    Repayments of short term borrowings under
       European Facility..................                     --          (3,986)            (88,789)
    Issuance of senior subordinated  notes                     --              --             121,250
    Repayment of refinanced long-term debt                (44,630)             --                 --
    Purchase of treasury stock............                     --            (221)                (87)
    Payment of registration costs.........                     --          (1,004)               (815)
    Repayment of capital lease obligations                   (134)            (65)               (132)
    Payments for financing costs..........                 (3,250)         (1,391)             (1,354)
    Dividends paid to minority interests..                   (129)           (247)               (260)
    Other.................................                   (754)            (85)                (52)
                                                        ---------       ---------           ---------
Net cash provided by financing activities.                 63,371          33,717              22,536
                                                        ---------       ---------           ---------
Net effect of exchange rate changes on
    cash                                                       --             467                  11
                                                        ---------        --------           ---------
Net increase (decrease) in cash and
    cash equivalents......................                  1,622            (961)              2,104

Cash and cash equivalents, beginning of period                789           2,411               1,450
                                                       ----------        --------           ---------
Cash and cash equivalents, end of period..             $    2,411        $  1,450            $  3,554
                                                       ==========       =========           =========


       The accompanying notes are an integral part of the consolidated financial statements.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share data)

1.  Description of Business

     Freedom Chemical Company ("FCC"; collectively with its subsidiaries referred to as "the Company") was incorporated in Delaware on April 14, 1992 for the purpose of acquiring specialty chemical companies which manufacture and market specialty chemical products for diverse applications. The Company focuses globally on niche markets where it has strong market positions, which have relatively few competitors and where there are significant barriers to entry. In addition, the Company's products are often very important to the performance of its customers products, but typically represent a relatively small percentage of their total costs. The Company has five core product lines: (i) Food and Personal Care Ingredients; (ii) Pharmaceutical Intermediates and Natural Additives; (iii) Specialty Organic Chemicals and Intermediates; (iv) Organic

Pigments and Dyes; and (v) Textile and Paper Chemicals.

2.  Summary of Significant Accounting Policies

   Basis of Presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of FCC and its subsidiaries which include: Freedom Textile Chemicals Company and Subsidiaries ("FTCC"), Hilton Davis Chemical Company ("HDCC"), Kalama Chemical, Inc. and Subsidiaries ("KCI"), Freedom Chemical Diamalt GmbH and Subsidiaries ("FCD"), Freedom Europe B.V. ("BV") and Diamalt, Inc. (see note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

   Revenue Recognition

     Revenue is recognized when title transfers, which is concurrent with shipment. Net sales are comprised of the total sales billed during the period less the sales value of goods returned, trade discounts and customer allowances.

   Cash and Cash Equivalents

     All investments purchased with maturities of three months or less when purchased are considered cash equivalents.

   Inventory

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for approximately 42 percent and 33 percent of total inventories at December 31, 1995 and 1996, respectively. The cost of the remaining inventories are valued using the first-in, first-out ("FIFO") method. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead.

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands except share data)

   Property, Plant and Equipment

     Property, plant and equipment are recorded at their assigned values as determined through the allocation of the respective acquisition purchase prices. Additions are carried at cost and include expenditures for major renewals and betterments. Maintenance, repairs and minor renewals are expensed as incurred. Maintenance and repairs expense for the years ended December 31, 1994, 1995 and 1996 was $6,666, $11,631 and $10,756 respectively. Interest costs are capitalized as part of the cost of major asset construction projects. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements--15 to 31.5 years; machinery and equipment--4 to 13 years; other--5 years. Depreciation expense during the years ended December 31, 1994, 1995 and 1996 was $6,367, $10,255 and $10,978
respectively.

   Maintenance/Inspection Shutdown Costs

     Plant shutdowns are typically scheduled on a semi-annual, nine-month and annual basis at the Company's various individual plants for the performance of maintenance and inspection of various pieces of equipment. Estimated costs related to these shutdowns, which include, among others, supplies, repair parts and outside contract labor, are accrued on a pro rata basis over the period between shutdowns. As of December 31, 1995 and 1996, accrued costs for plant shutdowns, classified as current liabilities, totaled $186 and $919, respectively.

   Intangible Assets

     Intangible assets consist of amounts relating to goodwill, patents and other intangibles, including a sales agreement, trademark licenses, organizational costs and covenants not to compete arising from acquisitions. These amounts are being amortized on a straight-line basis over their remaining useful lives as follows: goodwill--20 to 40 years; patents--6 to 10 years;
and other--1 to 8 years.

     At each balance sheet date, management evaluates the recoverability of intangible assets using certain financial indicators, such as historical and future ability to generate income from operations. The Company's policy is to record an impairment loss against the net unamortized cost of the intangible asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset.

   Deferred Financing Costs/Extraordinary Losses

     Financing costs relating to bank borrowings are deferred and amortized over the term of the debt agreements. In October 1996, the Company refinanced and consolidated most existing Company debt through an amended and restated credit agreement (the "Amended and Restated Credit Agreement") and the sale of $125,000 of 10 5/8% Senior Subordinated Notes due 2006 ("the Notes"). In connection with the refinancing, the Company incurred a before-tax extraordinary loss of $3,141, relating to the write-off of deferred financing fees on the old debt. The after-tax loss was $2,001.

     In May 1994, the Company refinanced and consolidated all existing Company debt. In connection with the refinancing, the Company incurred a before-tax extraordinary loss of $2,001, relating to the write-off of deferred financing fees on the old debt and prepayment penalties. The after-tax loss was $1,276.

     Amortization of deferred financing costs during the years ended December 31, 1994, 1995 and 1996 was $590, $822 and $791, respectively, and is classified as interest expense in the consolidated statements of operations.

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands except share data)

   Investments in Joint Ventures

     The Company's investments in affiliated companies which are not majority owned or controlled are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Lyomark Pharma GmbH (33.4%), Srinivasa Cystine Limited (40%), Prince Chemicals Co. Ltd. (50%), Hackermalt Protein Verwaltungs GmbH (50%) and Diamo Handels GmbH (50%).

   Income Taxes

     Income tax expense is based on reported results of operations before extraordinary items and income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, that will be in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts more likely than not to be realized.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates relate to environmental liabilities and recoveries and the useful lives and recoverability of intangible assets.

   Foreign Currency Translation

     Balance sheet accounts for foreign operations are translated at the exchange rate as of the balance sheet date, and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are included as a separate component of stockholders' equity. Transaction gains and losses included in the consolidated statements of operations were not significant for the year ended December 31, 1994. Transaction losses of $581 and gains of $429 were included in the consolidated statement of operations for the years ended December 31, 1995, and December 31, 1996, respectively.

   Environmental Liabilities and Recoveries

     Environmental contingencies assumed in connection with business acquisitions are recorded as liabilities in connection with the purchase. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures related to improving the condition of property compared with the condition of that property when constructed or acquired are capitalized. The Company also capitalizes expenditures that prevent future environmental contamination and expenditures incurred in preparing a property for sale. Other expenditures are expensed as incurred. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. These liabilities are included in the consolidated balance sheet at their undiscounted amounts. Recoveries, which are evaluated separately from related liabilities, are recorded as assets when their receipt is deemed probable. Additional information regarding environmental recoveries and liabilities is included in note 11.

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

   Concentration of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of its trade receivables. The Company sells a majority of its products to a wide range of industrial plant and service facilities. Trade receivables balances consist of a wide range of customers located in the United States and internationally with the primary concentration in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations.

   Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, the Notes and certain other long-term debt. The book value of cash and cash equivalents, trade receivables, and trade payables is considered to be representative of their fair value because of their short maturities. The fair value of the Company's Notes approximates $131.3 million as of December 31, 1996. This amount is approximately $6.3 million higher than the carrying amount reported on the balance sheet at December 31, 1996. Fair value is estimated based on the quoted market price for the same or similar instruments. The carrying amount of certain other long-term debt outstanding at December 31, 1995 and 1996 approximated fair value as the interest rates were variable and set to market. Management believes that determining a fair value for the Company's mandatory redeemable preferred stock is impractical due to the closely-held nature of these securities. Additional information regarding these securities is included in note 14.

   Significant Customers

     Sales to a customer, which acted as an international distributor for the Company, amounted to approximately $19.9 million or 10.6 percent, and $21.2 million or 7.1 percent, of net sales for the years ended December 31, 1994 and 1995, respectively. At December 31, 1995, approximately $1.2 million or 3.0 percent of net accounts receivable, was due from this customer.

     In 1996, the Company canceled its distribution agreement with their international distributor. As part of revamping the structure of international sales, the Company is utilizing the resources of the FCD sales force to call on these customers.

   New Pronouncements

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which is effective for years beginning after December 15, 1995. SFAS No. 121 established criteria for recognizing, measuring and disclosing impairments of long-lived assets, including intangibles and goodwill. The adoption of SFAS No. 121 effective January 1, 1996 did not have any impact on the Company's results of operations or financial position. In the fourth quarter of 1996, the Company recorded a charge of $2.3 million in its consolidated results of operations for the impairment of idle assets (see note 17).

     In October 1995, FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 is required to be adopted for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value based method of accounting for employee stock options or similar equity instruments, but allows continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Companies electing to continue to use APB No. 25 must make proforma disclosures of net income as if the fair value based method of accounting had been applied. The Company has elected to continue to follow the provisions of APB No. 25 (see note 16).

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

3.  Business Acquisitions


     The acquisitions described below have been accounted for under the purchase method. The results of these acquisitions have been included in the results of operations from the applicable acquisition dates. The purchase price of each acquisition was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. However, for the 1995 acquisition, the values assigned to all noncurrent assets were reduced proportionately by the excess of the estimated fair value of the identifiable net assets acquired over the purchase price. In connection with the 1994 acquisitions, the excess of the purchase price over identifiable net assets acquired, net of adjustments, is being amortized on a straight-line basis over the period, which approximates the estimated period of benefit. Deferred taxes were established for differences between the assigned financial statement and tax bases of assets and liabilities.

   1994 Acquisitions

     In May 1994, the Company acquired all of the issued and outstanding shares of common stock of KCI from BC Sugar Refinery Limited ("BC Sugar") and Chatterton Petrochemical Corporation (collectively referred to as "BC Sugar"). This acquisition was financed by net cash payments of $60,315. In connection with the acquisition, liabilities of $13,718, principally for environmental matters, deferred taxes, benefit plan obligations, and transaction costs, were established based on adjustments required under generally accepted accounting principles related to purchase business combinations. In addition, $82,111 of liabilities, principally for environmental matters, deferred taxes, benefit plan obligations and other liabilities in the normal course of operations, were assumed. The cash portion was financed with bank debt and proceeds from the issuance of FCC Series C preferred stock and FCC common stock. The cash payment for the acquisition is summarized as follows: $27,739 of current assets plus $87,007 of noncurrent assets acquired plus goodwill of $41,398 less liabilities of $95,829 equals the cash payment of $60,315. The goodwill is being amortized on a straight-line basis over 40 years, which approximates the estimated period of benefit.

     In connection with the acquisition of KCI, the liabilities referred to above included $44,400 for estimated expenditures related to costs for assessment, investigation, negotiations, legal representation, cleanup and remediation, and fines and penalties for the environmental matters described in note 11. Of this amount, $41,400 represents liabilities assumed from BC Sugar. The remaining $3,000 represents liabilities established as a result of contractual obligations arising from the KCI Stock Purchase Agreement which require the Company to oversee the disposition of KCI's environmental matters. An indemnification receivable of $12,700 from BC Sugar was recorded in accordance with the KCI Stock Purchase Agreement. A deferred tax benefit of $15,600 was also recorded. A trust fund was established to fund the indemnification receivable from BC Sugar. In 1995, the Company revised its estimates related to the aforementioned costs associated with environmental matters based on negotiations and settlements with authorities, updates of studies prepared by environmental consultants, engineers and contractors as of the acquisition date and changes in other factors which existed as of the acquisition date. As a result, the liability, indemnification receivable, and deferred tax asset originally recorded were reduced by $19,263, $5,610 and $5,055, respectively. This resulted in a reduction of goodwill of $8,598. The reduction in the liability was primarily attributable to matters at the Kalama,

Washington facility ($13,100), the Garfield, New Jersey facility ($4,148) and the Beaufort, South Carolina facility ($1,720). At December 31, 1996, the remaining liability, indemnification receivable and deferred tax asset for the aforementioned matters are $15,750, $500 and $6,249, respectively.

     Additionally, in December 1994, the Company acquired certain assets of Reilly-Whiteman, Inc. ("Reilly-Whiteman") through FCC Acquisition Corp. ("FCAC"), a subsidiary of FTCC. This acquisition was financed by net cash payments of $7,971. The goodwill was amortized on a straight-line basis over 20 years, which approximated the estimated period of benefit at the time of acquisition. In connection with the acquisition, liabilities of $305, principally for transaction costs, were established and $519 of liabilities, principally for liabilities in the normal course of operations, were assumed. The cash portion was financed with bank debt. The net cash payment for the acquisition is summarized as follows: $1,814 of current assets plus $3,220 of noncurrent assets acquired plus goodwill of $3,761, less liabilities of $824 equals the cash payment of $7,971. In December 1995, the Company recognized an impairment loss of $4,029 on all goodwill and other intangibles associated with this acquisition (see note 17).

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

   1995 Acquisition

     In January 1995, the Company purchased certain assets and liabilities of Diamalt GmbH and subsidiaries, headquartered in Munich, Germany, through its subsidiary, FCD. The acquisition was financed by cash payments of $15,874 which were financed with bank debt. The Company borrowed $23,500, $5,300 under the Revolving Credit Facility and $18,200 as additional Term B debt. In connection with the acquisition, liabilities of $700, principally for transaction costs, were established and $7,853 of liabilities, principally for liabilities in the normal course of operations and long-term debt, were assumed. The net cash payment for the acquisition is summarized as follows: $10,470 of current assets plus $13,957 of non-current assets ($25,770 of non-current assets acquired less negative goodwill of $11,813) less liabilities of $8,553 equals the cash payment of $15,874.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

4.  Inventories

     A summary of inventories and related reserves as of December 31, 1995 and

1996 is as follows:

                                                        1995            1996
                                                       -------         -------
   Raw materials and intermediates...............      $ 27,388      $ 27,265
   Finished goods................................        19,628        31,888
                                                        -------      --------
                                                         47,016        59,153

    Less: reserves...............................          (168)       (6,134)
                                                       ---------     --------
                                                       $ 46,848      $ 53,019
                                                       ========      ========

5.  Intangibles

     A summary of intangible assets and related accumulated amortization as of December 31, 1995 and 1996 is as follows:

                                                         1995           1996
                                                       -------        -------
    Goodwill....................................       $32,800        $32,800
    Patents.....................................         2,558          2,651
    Covenants not to compete....................         3,401          3,401
    Other.......................................           926          1,975
                                                       -------        -------
                                                        39,685         40,827
    Less: accumulated amortization..............         4,757          6,787
                                                       -------        -------
                                                       $34,928        $34,040
                                                       =======        =======

     Amortization expense for intangible assets was $1,602, $2,435 and $2,024, for the years ended December 31, 1994, 1995 and 1996, respectively.

6.  Short-Term Borrowings

     In 1995, FCD negotiated a European Revolving Facility aggregating $18.2 million. The European Revolving Facility had multiple maturities and was collateralized by a $15.0 million letter of credit under the Domestic Revolving Credit facility (see note 7) and FCD accounts receivable. Additionally, in 1996, FCD negotiated an increase in the European Revolving Facility of $2.3 million, also collateralized by FCD accounts receivables.

     Borrowings of European revolving loans were in the form of Base Rate loans or European Currency loans. Under the European Revolving Facility, FCD had $1.7 million and $10.5 million outstanding as Base Rate and European Currency loans, respectively, at December 31, 1995. The rates in effect on both Base Rate and European Currency loans were between 7.75 and 9.5 percent at December 31, 1995.

     On October 17, 1996, the European Revolving Facility was terminated in connection with refinancing of the Company's debt (see note 7).

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

7.  Long-Term Debt

     Long-term debt at December 31, 1995 and 1996 is summarized as follows:

                                                           1995         1996
                                                         --------      ------
    Term A loan..................................        $ 27,500     $    --
    Term B loan..................................          68,200          --
    Acquisition Term loan........................           8,000          --
    Senior Subordinated Notes....................              --      125,000
    U.S. Dollar Revolving loans..................          20,750        9,500
    FCD Revolving loans..........................              --       18,591
    FCD construction loan........................           1,000        1,469
    Other........................................             212           67
                                                          -------      -------
                                                          125,662      154,627

    Less: current maturities.....................           6,142        1,067
                                                         --------     --------
                                                         $119,520     $153,560
                                                         ========     ========

       1995
       ----
     As of December 31, 1995, the Credit Agreement was comprised of a Term A loan for $27.5 million, a Term B loan for $68.2 million, an Acquisition Term loan for $8.0 million, and a revolving credit facility (the "Domestic Revolving Credit Facility") for up to $42.5 million. These facilities were collateralized by a pledge of the stock of FCC's subsidiaries, intercompany debt and substantially all of the real and personal property of the subsidiaries. Borrowings under the Credit Agreement were used to refinance indebtedness, to pay certain fees and expenses related to such refinancing, purchase 100 percent of the stock of KCI, acquire certain assets of Reilly-Whiteman and certain assets of Diamalt GmbH (note 3).

     During 1995, the Company negotiated amendments to the Credit Agreement for the acquisition of FCD and to modify certain financial covenant requirements. In connection with these amendments, the Company incurred financing costs of $1,391.

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

     Under the Domestic Revolving Credit Facility, FCC had $3.75 million and $17 million as Base Rate loans and Eurodollar Rate loans, respectively, at December 31, 1995.

     The rates in effect at December 31, 1995 were 8.875 percent on the Term A loan, 9.375 percent on the Term B loan, 8.8125 percent on the Acquisition Term loan, 10.25 percent, on the Base Rate Revolving loan and 8.75 percent on the Eurodollar Rate Domestic Revolving loan.

     At December 31, 1995, letters of credit outstanding under the Domestic Revolving Credit Facility totaled $15.5 million, of which $15.0 million was used to support short term borrowings under the European Revolving Facility

     As part of the FCD acquisition, the Company assumed $1.1 million of long term debt principally for plant expansion. This debt is collateralized by real and personal property. Interest on the debt is principally calculated at the Eurodollar Rate plus 3.00 percent per annum.

     1996
     ----
     On October 17, 1996, the Company completed an offering (the "Offering") of Notes, pursuant to Rule 144A of the Securities Act of 1933, as amended. Subsequent to the closing of the Offering, the Company filed a registration statement to register notes having substantially identical terms as the Notes and to make an offer to exchange such registered notes for the outstanding Notes. The net proceeds of the Offering were used to repay a combination of term and revolving loans under the Company's current Domestic Revolving Credit Facility and the European Revolving Facility.

     The Notes are not subject to any mandatory sinking fund redemption prior to maturity. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 15, 2001 at the redemption prices (expressed as percentages of the principal amount of the Notes) set forth below plus in each case accrued and unpaid interest, if any, to the date of redemption, if redeemed during the twelve-month period beginning on October 15, of the years indicated below.

        Year                                               Percentage
        ----                                               ----------
        2001.............................................    105.312%
        2002.............................................    103.541%
        2003.............................................    101.771%
        2004.............................................    100.000%

     In addition, at any time on or prior to October 15, 1999, the Company may, at its option, redeem up to 35 percent of the aggregate principal amount of Notes originally issued with the net cash proceeds of one or more public equity offerings at 109.625 percent of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption; provided, however, that not less than $81.25 million principal amount of the Notes is outstanding immediately after giving effect to such redemption (other than any notes owned by the Company or any of its Affiliates) and such redemption is effected within 60 days of such issuance or investment.

     In addition, at any time on or prior to October 15, 2001, upon the occurrence of a change of control, the Company may, at its option, redeem all but not less than all of the Notes, at a redemption price equal to 100 percent of the principal amount thereof plus the applicable premium plus accrued and unpaid interest, if any, to the date of redemption. In the event of a change of control, each holder of Notes will have the right, unless the Company has given a notice of redemption, to require the Company to offer to purchase all or any portion of such holder's Notes at a purchase price in cash equal to 101 percent of the aggregate principal amount thereof plus accrued and unpaid interest.

     Concurrently with the consummation of the Offering, the Company amended and restated the Credit Agreement. The Amended and Restated Credit Agreement provides for a revolving loan facility of up to $85 million, which includes a $50.0 million multi-currency sub-limit, and includes Freedom Chemical Diamalt GmbH ("Diamalt") as a co-borrower. The obligations of the Company under the Amended and Restated Credit Agreement and the Notes are guaranteed fully and unconditionally, on a joint and several basis, by substantially all of the Company's domestic subsidiaries ("U.S. Guarantor Subsidiaries") and Diamalt ("German Guarantor Subsidiary").

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

The Amended and Restated Credit Agreement is also collateralized by a first priority lien on substantially all of the properties and assets of the Company and certain properties and assets of Diamalt. The obligations of Diamalt under the Amended and Restated Credit Agreement are guaranteed by the Company.

         The Amended and Restated Credit Agreement has a final maturity of October, 2001. Borrowings of revolving loans may be in the form of Base Rate loans or Eurodollar Rate loans and must be in a principal amount of at least $250 and $1,000 respectively. Under the Amended and Restated Credit Agreement, FCC and Diamalt had revolving loans of $9.5 and $19.1 million outstanding at December 31, 1996, respectively.

         Loans under the Amended and Restated Credit Agreement have a conversion option whereby FCC and Diamalt may convert their borrowings to Base Rate loans or Eurodollar rate loans periodically. Therefore, interest is calculated at either Base Rate plus 0.50, 1.00, 1.25 or 1.50 percent per annum, depending on certain performance levels, or the Eurodollar Rate plus 1.50, 2.00, 2.25 or 2.50 percent per annum, depending on certain performance levels. The Eurodollar rate is equal to the average LIBOR for the respective Eurodollar interest period. The weighted average rates in effect at December 31, 1996 were 9.75 percent for FCC and 6.0 percent for Diamalt.

         FCC and Diamalt must pay a quarterly commitment fee equal to 0.50 percent of the unused portion of the Amended and Restated Credit Agreement. At December 31,1996, letters of credit outstanding under the Amended and Restated Credit Agreement totaled $20.1 million.

         The Notes and Amended and Restated Credit Agreement both contain certain negative covenants which may restrict the Company, depending on certain ratios, from, among other things, incurring additional indebtedness, entering into merger or consolidation transactions, disposing of all or substantially all of its assets, making certain restricted payments, creating liens on the Company's assets, creating guarantee obligations, creating material lease obligations and exceeding limitations on capital expenditures. The Amended and Restated Credit Agreement also requires the Company to maintain certain financial ratios including a fixed charge coverage ratio and a times interest earned ratio, as well as certain other covenants.

         The rate in effect for the FCD construction loans at December 31, 1996 is principally calculated at the Eurodollar Rate plus 2 percent per annum. In 1996, FCD incurred additional long-term debt of approximately $0.5 million in connection with a majority owned joint venture in India. This debt is collateralized by all of the real and personal property of the joint venture.

     Capital lease obligations, principally collateralized by certain property, plant, and equipment are due through 1999, with interest rates ranging from 8.0 percent to 12.5 percent. Total future minimum lease payments under capital lease obligations at December 31, 1995 and 1996 are $119 and $26, respectively.

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

     Aggregate maturities of long-term debt as of December 31, 1996 for the next five years and thereafter are as follows:


    1997..............................        $  1,067
    1998..............................             --
    1999..............................             --
    2000..............................             --
    2001..............................          28,560
    Thereafter........................         125,000
                                              --------
    Total.............................        $154,627
                                              ========

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements--(Continued)
                   (Dollars in thousands except share data)

8.  Income Taxes

     The provision (benefit) for income taxes for the years ended December 31, 1994, 1995 and 1996 consists of the following:

                                           1994           1995           1996
                                          ------         ------         ------
Currently payable (receivable):

    Federal...........................  $  2,223        $  (871)      $    --
    State............................        377            192             33
    Foreign...........................        --            164            199
                                         -------         ------         ------
                                           2,600           (515)           232
                                         -------         ------         ------
Deferred:

    Federal...........................       224         (3,149)       (2,453)
    State.............................        34            (84)          (25)
    Foreign...........................        --            (61)          (59)
                                         -------         ------        ------
                                             258         (3,294)       (2,537)
                                         -------         ------        ------

Provision (benefit) for income
    taxes on income before
    extraordinary item.............        2,858         (3,809)       (2,305)
Tax benefit from extraordinary item...      (725)            --        (1,140)
                                         -------         ------        ------
Provision (benefit) for
    income taxes......................  $  2,133       $ (3,809)      $(3,445)
                                         =======        =======       =======

Deferred tax (assets) liabilities
are comprised of the follows:
                                           1994           1995           1996
                                          ------         ------         ------
Allowance for doubtful accounts.......  $   (240)      $   (215)      $  (195)
Nondeductible accruals................    (1,593)        (1,397)       (2,001)
Domestic net operating loss
    carryforwards.....................        --         (1,778)       (3,711)
Foreign net operating
    loss carryforwards...............         --         (4,173)       (4,847)
Postretirement liability.............     (1,427)        (1,482)       (1,554)
Alternative minimum tax credits......         --           (633)       (1,063)
Inventory............................         --             --          (691)
Other................................       (123)          (346)         (478)

Deferred financing costs.............       (660)            --            --
Restructuring reserves...............         --         (3,710)       (3,606)
Environmental accrual................    (14,620)        (7,002)       (6,249)
                                        --------        -------       -------
    Gross deferred tax assets........    (18,663)       (20,736)      (24,395)
                                         -------        -------       -------
Fixed assets and intangibles.........     20,701         19,368        19,522
Inventory............................        315            512            --
Foreign temporary differences
     primarily in fixed assets
     and inventory..................          --          1,663         2,195
Other...............................          --            418            --
                                         -------        -------       -------
    Gross deferred tax liabilities..      21,016         21,961        21,717
                                         -------        -------       -------
Valuation allowance.................       4,147          7,726         7,700
                                         -------        -------       -------
    Net deferred tax (assets)
    liabilities.....................   $   6,500       $  8,951       $ 5,022
                                       =========      =========      ========

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

     A reconciliation of the U.S. Federal income tax (benefit) rate to the effective tax (benefit) rate is as follows:


                                                                    1994          1995           1996
                                                                   ------        ------         ------
U.S. federal income tax rate..................................     34.0%         (34.0)%        (34.0)%
State income taxes, net of federal income tax benefit.........      3.9             .6             .3
Increase in domestic valuation allowance......................       --           13.5             --
Benefit of losses in the foreign jurisdictions................       --          (12.1)          (1.7)
Valuation allowance attributable to foreign jurisdictions.....       --           12.1            1.7
Noncash compensation expense..................................      4.9             .2             .8
Nondeductible goodwill amortization...........................      3.3            1.8            3.4
Foreign sales corporation.....................................     (2.4)          (1.5)          (6.9)
Preferred stock dividend......................................      1.5             .4            1.1
Other nondeductible items.....................................       --             .7            7.1
                                                                   ----           ----           ----
Effective income tax (benefit) rate...........................     45.2%         (18.3)%        (28.2)%
                                                                   ====           ====           ====

     At December 31, 1996, for Federal tax purposes, the Company has available tax net operating loss carryforwards of approximately $10,602 expiring through 2011. The Company also has alternative minimum tax credit carryforwards of approximately $1,063 which have no expiration date. At December 31, 1996, foreign tax net operating loss carryforwards of approximately $9,694 were available with no expiration date.

     At December 31, 1996, the Company maintains a valuation allowance based on management's evaluation of the future realization of certain of the Federal and foreign tax net operating loss carryforwards and the tax benefits of certain temporary differences. Of the total valuation allowance, approximately $2,400 maintained in connection with tax benefits resulting from the acquisition of KCI (see note 3) would reduce goodwill upon realization.

9.  Pension and Savings Plans

     The Company's domestic subsidiaries maintain certain noncontributory defined benefit pension plans. The plans cover certain hourly and salaried employees and provide benefits based on the participants' years of service. The funding policies are consistent with statutory requirements and tax considerations.

     Net periodic pension cost includes the following components for the years ended December 31, 1994, 1995 and 1996:

                                              1994          1995         1996
                                             ------        ------       ------
Service cost..............................   $ 289         $ 432         $ 452
Interest cost on projected benefit
  obligation..............................      98           127           163
Return on plan assets.....................     (16)         (370)         (306)
Plan deferrals and amortization...........     (18)          243            34
                                             -----         -----         -----
                                             $ 353         $ 432         $ 343
                                             =====         =====         =====

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

     Contributions are made to trusts maintained by independent trustees. The following table presents a reconciliation of the funded status of the plans to the accrued pension liability, which is included in accrued compensation at December 31, 1995 and 1996:

                                                        1995         1996
                                                       ------       ------
Plan assets at fair value..........................   $ 1,883      $ 2,781
Actuarial present value of benefit obligations:
    Accumulated benefit obligation
    (vested, 1995--$2,010; 1996--$2,284)...........     2,133        2,484

    Effect of increase in compensation.............       249          401
                                                       ------       ------
    Projected benefit obligation...................     2,382        2,885
                                                       ------       ------
    Projected benefit obligation
      in excess of plan assets....................        500          103
    Prior service costs...........................         17           16
    Adjustment to recognize minimum liability.....         10           --
    Unrecognized loss.............................       (180)          (1)
                                                       ------       ------
    Accrued pension liability.....................    $   347       $  118
                                                       ======       ======

     Significant assumptions used in determining the pension obligation and the related pension expense include weighted-average assumed discount rates of 7 percent to 7.25 percent at December 31, 1995 and 1996. The expected long-term rates of return on plan assets were 8 percent to 10 percent at both December 31, 1995 and 1996. In addition, the projected rate of compensation increase is 5 percent.

     The Company's subsidiaries also maintain certain defined contribution benefit plans. The plans cover salaried and certain hourly employees who meet the eligibility requirements, and require the subsidiaries to match certain employee contributions. Expenses relating to these plans were $680, $1,025 and $1,003 for the years ended December 31, 1994, 1995 and 1996, respectively.

     The Company maintains a Supplemental Executive Retirement Plan to provide supplemental retirement benefits to certain executives. At December 31, 1995 and 1996, the accrued liability for this plan was $348 and $388, respectively. In addition, the Company recorded a minimum pension liability of $57 as a reduction of stockholders' equity in 1995.

10.  Postretirement Benefits

     FTCC maintains plans to provide certain health care and life insurance benefits to eligible retired employees. The plans are unfunded. FTCC immediately recognized the accumulated postretirement benefit obligation measured as of the acquisition date and as such included a liability of $120 in the purchase price allocation.

     In connection with the acquisition of KCI, the Company recorded a liability of $3,563 for postretirement benefit obligations assumed from BC Sugar. However, BC Sugar indemnified KCI for postretirement benefit obligations totaling $2,374 with respect to participants who were retired or eligible to retire as of the acquisition closing date. Accordingly, the Company recorded an indemnification receivable of $1,543 and a deferred tax benefit of $831.

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

     The following table sets forth the accumulated postretirement benefit obligation, which is included in postretirement benefits at December 31, 1995 and 1996:

                                   1995                   1996
                                  -----                   ----
Retirees.......................   $2,094                 $2,157
Active plan participants.......    1,399                  1,589
                                  ------                 ------
                                   3,493                  3,746
Unrecognized net gain............    718                    671
                                  ------                 ------
                                  $4,211                 $4,417
                                  ======                 ======

     The postretirement benefit costs for the years ended December 31, 1994, 1995 and 1996 include the following components:

                         1994                1995                1996
                         ----                ----                ----
Service cost..........   $ 80                $252               $ 180
Interest cost.........    152                 253                 188
                         ----                ----               -----
                         $232                $505               $ 368
                         ====                ====               =====

     The weighted-average assumed discount rate used to measure the accumulated postretirement benefit obligation was 7 percent at December 31, 1995 and 1996. At December 31, 1996, the health care cost rate was 5 percent. A one percentage point increase in the assumed health care cost trend rate for each future year would increase postretirement benefit costs for the year ended December 31, 1996 by $51. The effect on the accumulated postretirement benefit obligation as of December 31, 1996 would be an increase of $422.

11.  Environmental Contingencies

     Contingencies exist for the Company and certain of its subsidiaries because of legal and administrative proceedings arising out of the acquisition of businesses and the normal course of business. Such contingencies include environmental proceedings directly and indirectly against the Company or its subsidiaries as well as matters internally identified by the Company. The resolution of such matters often spans several years and frequently includes regulatory oversight and/or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site and regulatory developments. Consequently, the ultimate extent of liabilities with respect to such matters as well as the timing of cash disbursements cannot be determined with certainty.

     In connection with the purchase of a number of the Company's facilities, contractual rights were obtained to indemnify the Company for certain types of environmental pollution relating to those facilities. As described more fully below, the Company consequently believes that a portion of the costs incurred in connection with environmental liabilities existing prior to the Company's ownership and remediation actions that may be required relating to the Company's past and present properties will be the responsibility of other parties. Accordingly, the Company believes that future liabilities over the amounts accrued, relating to environmental conditions existing prior to the Company's ownership and remediation actions, are not likely to have a material adverse effect on the financial position of the Company, although the effect on results of operations and cash flows could be material when these conditions are resolved in a future period.

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

     The Company has sent wastes from its operations to various third-party waste disposal sites. From time to time the Company receives notices from representatives of governmental agencies and private parties contending that the Company is potentially liable for a portion of the investigation and remediation costs and damages at formerly owned or operated sites and third-party sites, some of which are discussed herein. The Company does not believe that its liabilities in connection with such third-party sites, either individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

   FTCC

     In connection with the Company's purchase of FTCC's Charlotte, North Carolina facility from American Cyanamid ("AC"), the Company entered into the Agreement for the Purchase and Sale of Assets, dated February 28, 1992 (the "Freedom Textile Asset Purchase Agreement"), with AC, which requires AC to take responsibility for corrective actions with respect to certain environmental conditions. In January 1994, AC distributed to its stockholders all of the capital stock of its chemicals unit, Cytec. The Company believes that in connection with this transaction, Cytec assumed AC's environmental indemnity obligations to the Company under the Freedom textile Asset Purchase Agreement. Since the Cytec spin-off, the Company has been dealing with Cytec in respect of matters arising under the Freedom Textile Asset Purchase Agreement and Cytec has been performing AC's obligations under the Agreement. The Settlement Agreement, dated December 30, 1994, among the Company, Cytec and AC, which settled certain claims, including certain environmental claims regarding the Charlotte facility, recited that Cytec is the successor to AC with regard to the Freedom Textile Asset Purchase Agreement. The Company has notified AC that it is cooperating with Cytec in coordinating fulfillment of AC's obligations under the Freedom Textile Asset Purchase Agreement as a matter of convenience to AC and has not waived its contractual rights to look to AC as the party liable for performance under the Freedom Textile Asset Purchase Agreement. Notwithstanding the foregoing, Cytec has never formally acknowledged to the Company its assumption of AC's obligations under the Freedom Textile Asset Purchase Agreement nor has the Company formally consented to any such assumption.


     In 1993, FTCC completed a Resource Conservation and Recovery Act ("RCRA") investigation at its Charlotte, North Carolina facility required by the EPA and the State of North Carolina. Currently pending investigation and negotiations with these agencies may require the remediation of certain environmental conditions at this facility. The Company currently does not have sufficient information on which to base an estimate of potential costs associated with this remediation. However, the prior owner of FTCC's Charlotte facility agreed to indemnify FTCC for costs associated with remediation of these environmental conditions. In addition, they have agreed to indemnify FTCC in part for certain anticipated changes in environmental regulations which may affect the facility. Accordingly, the Company does not believe that any liabilities incurred by FTCC in relation to such environmental conditions or such anticipated changes at its Charlotte facility are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

     In order to consolidate its textile operations, in 1995, the Company transferred the textile assets of HDCC located in Cowpens, South Carolina, acquired as part of the HDCC acquisition, to FTCC. In 1994, the Company reached a tentative agreement with the South Carolina Department of Health and Environmental Control on an administrative consent agreement requiring the former owner of the Cowpens facility prior to HDCC to take corrective measures and conduct additional investigation, and the Company and the State of South Carolina agreed on a work plan for assessment and remediation. As part of the FTCC Asset Purchase Agreement, the former owner of the property prior to HDCC agreed that the costs to be expended for the investigation and remediation of the existing environmental conditions would

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

be deducted from the final purchase price payment due to them of $350. At the time of acquisition, the Company recorded a liability for $350 relating to the remediation of the payment due to the former owners. In 1994, initial investigations disclosed offsite groundwater contamination. The Company hired an environmental consultant to manage this project and is developing an investigative plan. While the Company believes that any remediation costs incurred may be recovered from the prior owners, a $1.9 million charge was recorded in 1995 for estimated remediation costs since any recoveries or reimbursements from the prior owners are not currently determinable. FTCC believes the risk of loss exposure is up to $6.5 million.

   HDCC

     In connection with the acquisition of HDCC, Sterling Winthrop, Inc. ("SWI"), a former owner of HDCC, SWI entered into an Environmental Matters Agreement ("EMA") with HDCC, whereby SWI has taken responsibility for environmental conditions that predate 1987, with certain exceptions, as well as for remediation of the land at HDCC's Cincinnati facility pursuant to an October

1986 Consent Decree entered into between the State of Ohio and SWI and its subsidiary.

     Under the EMA, HDCC has agreed to share responsibility with SWI for certain specific environmental conditions. Also, HDCC is responsible for environmental conditions that postdate 1986. In addition, PMC, Inc. ("PMC"), another prior owner of HDCC, has placed $1 million of the purchase price paid by the Company in an escrow account to indemnify HDCC against breaches of representations and warranties contained in the Stock Purchase Agreement between PMC and the Company, including schedules thereto, to the extent such liabilities (including certain claims not related to the environment) exceeded $200 in the aggregate and subject to a total cap of $1 million (excluding certain claims not related to the environment). HDCC does not believe that it will be required to incur significant liability in connection with such environmental conditions.

     At the time the Company and SWI entered into the EMA, SWI was a wholly owned subsidiary of Eastman Kodak ("EK"). In November 1994, EK sold the capital stock of SWI to SmithKline Beecham plc ("SmithKline Beecham"). SmithKline Beecham subsequently sold the capital stock of SWI to Miles Inc., a subsidiary of Bayer AG. Following these transactions, SWI advised the Company that EK had retained SWI's liabilities in respect of HDCC and to address further correspondence in respect of the EMA to EK. Subsequently, 360 North Pastoria Environmental Corporation, a subsidiary of EK ("360 North"), notified the Company that (i) the Company should send all future communications under the EMA to 360 North and (ii) SWI's responsibilities under the EMA would be managed by 360 North. Accordingly, since the SWI sale the Company has been dealing with 360 North in respect of matters arising under the EMA and 360 North has been performing SWI's obligations under the EMA. Notwithstanding the foregoing, neither EK nor 360 North has formally acknowledged to the Company its assumption of SWI's obligations under the EMA nor has the Company formally consented to any such assumption.

     Additionally, under the EMA, SWI is required to comply with its previous obligations pursuant to a January 1989 Administrative Consent Order entered into between the New Jersey Department of Environmental Protection and Energy ("NJDEPE") and SWI relating to remediation of the land at the HDCC Newark, New Jersey facility. While HDCC does not believe that it will be required to incur significant liability in connection with environmental conditions at the Newark facility, there can be no assurance that the State of New Jersey will not conclude, in the future, that additional remediation is required, for which HDCC may be considered responsible. The EMA also requires SWI to remediate environmental matters, if any, at the Greenville, South Carolina facility arising before December 31, 1986, subject to certain conditions set forth in the EMA.

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)


     In June 1994, the EPA filed an administrative complaint against HDCC for alleged violations of EPA regulations relating to industrial boilers at the Cincinnati facility. The particular unit that is the subject of the complaint, boiler number five, is out of service and has not operated since August 1992. The Company and the EPA have agreed to settle this matter. The Company has made a claim for indemnification against PMC with respect to this matter; PMC has indicated that it will contest the claim. Management believes the accrual related to this matter will be sufficient to comply with the provisions of the tentative settlement. The Company has not recorded any indemnification receivable from PMC in light of PMC's stated intent to contest the Company's claim.

     In connection with the acquisition of HDCC, the Company employed environmental consultants to examine all HDCC sites and assess the related environmental matters at these sites. Based on this examination, all known environmental liabilities, including fines and penalties, that are the responsibility of HDCC have been accrued for by HDCC as of the acquisition date.

   KCI

     KCI owns three manufacturing facilities: Kalama, Washington, Garfield, New Jersey, and Beaufort, South Carolina. Operations at these three sites, as well as operations by subsidiaries formerly owned by KCI, have generated environmental liabilities. The Stock Purchase Agreement between FCC and BC Sugar (the "KCI Stock Purchase Agreement"), requires BC Sugar to indemnify and reimburse the Company for certain environmental liabilities, as discussed in more detail below.

     The Company's Kalama, Washington facility is subject to an agreed order between KCI and the EPA requiring KCI to remediate portions of the site and to limit potential offsite contamination, pursuant to RCRA. The EPA has approved Kalama's interim corrective measures work plan and RCRA facility investigation report describing proposed remediation of the site. Capital equipment has been installed in part of the facility and remediation is ongoing. The Company believes that the interim corrective measures will provide most if not all of the remediation required by the EPA. As of December 31, 1996, KCI has accrued approximately $6,400 for this liability and believes the risk of loss exposure is up to $18,800. The associated indemnification as of December 31, 1996 is $420 to $7,200 based on the risk of loss exposure.

     The Company's Garfield facility is subject to an administrative consent order with the State of New Jersey requiring remediation of portions of the site and potentially requiring remediation of areas offsite, pursuant to the New Jersey Industrial Site Recovery Act ("ISRA"). The Garfield facility cleanup is also subject to a Settlement Agreement (the "Tenneco Settlement Agreement"), dated April 28, 1994, to terminate litigation between KCI and Tenneco Polymers, Inc. ("Tenneco Polymers"), the successor in interest of the prior owner of the site. The Tenneco Settlement Agreement requires Tenneco Polymers to conduct the cleanup of the facility required by the State of New Jersey and to pay for 80 percent of the cleanup costs, with KCI responsible for the remaining 20 percent of such costs. BC Sugar will remain responsible for certain of KCI's portion of the cleanup costs pursuant to the KCI Stock Purchase Agreement as described below. Tenneco Polymers is currently conducting additional site investigation and discussing with the State of New Jersey the nature and scope of the required remediation of the Garfield site. KCI has terminated manufacturing operations at this facility.
                                     F-24

                 FREEDOM CHEMICAL COMPANY AND SUBSIDIARIRIES

                   (Dollars in thousands except share data)

     As of December 31, 1996, KCI has accrued approximately $700 for this liability and believes the risk of loss exposure is up to $1,100. The associated indemnification as of December 31, 1996 is $300 to $500 based on the risk of loss exposure.

     The Company's Beaufort facility has been listed on the EPA's National Priorities List pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). KCI's subsidiary, Kalama Specialty Chemicals, Inc. ("KSCI"), has conducted environmental studies of the site to identify the extent of contamination and to evaluate the feasibility of remediation alternatives, pursuant to an administrative order on consent between KSCI and the EPA. The EPA and KSCI have reached agreement on a consent decree under which KSCI is to perform the remediation strategy selected by the EPA. Pilot equipment was installed and test work commenced in 1995. BC Sugar will remain responsible for certain of KCI's portion of the cleanup costs pursuant to the KCI Stock Purchase Agreement as described below. Manufacturing operations at this facility have also ceased. As of December 31, 1996, KCI has accrued approximately $4,000 for this liability and believes the risk of loss exposure is up to $6,100. The associated indemnification as of December 31, 1996 is $600 to $1,100 based on the risk of loss exposure.

     KCI and its subsidiaries have also been named as potentially responsible parties ("PRPs") pursuant to CERCLA or similar state laws at five sites not owned by KCI at which it is alleged that hazardous substances generated by KCI or its subsidiaries were disposed. These sites are being remediated or studied for remediation. KCI is cooperating with the relevant governmental agency and other PRPs in the investigation and cleanup at each of these sites. Various contingencies such as the incomplete status of investigation, the uncertainty of remediation selection and effectiveness, the search for additional PRPs, the absence of binding commitments allocating liability among PRPs and the joint and several nature of liability under CERCLA make it impossible to predict at this time KCI's total liability at these sites. KCI or one of its subsidiaries has also been named as a PRP at sites under which an indemnitor (other than BC Sugar) has agreed to undertake the defense and liability. Finally, claims of liability have been received at other sites for which KCI has denied responsibility. However, BC Sugar is responsible for certain liabilities incurred at these Superfund sites pursuant to the KCI Stock Purchase Agreement, as discussed in more detail below.

     The KCI Stock Purchase Agreement provides certain indemnifications and related provisions which address these liabilities. Pursuant to the agreement, BC Sugar remains responsible for the costs of investigation, negotiations with government agencies, and installation of the capital expenditure component of the cleanup required by the government at each of the three facilities currently owned by KCI (i.e. Kalama, Garfield and Beaufort). BC Sugar is also responsible for a total of 50 percent of the costs of operation and maintenance arising from the capital expenditure component of cleanup at these three sites until five years after the installation of the capital expenditure component of each site.

     In addition, BC Sugar is responsible for all costs incurred as a result of KCI's liability at the offsite Superfund sites including the five at which KCI is a cooperating PRP, sites at which an indemnitor other than BC Sugar has agreed to accept responsibility and other identified sites at which KCI has received claims but is currently denying liability, provided that the sites were identified in the schedules to the Kalama Stock Purchase Agreement. BC Sugar's liability for these sites continues until three years after the installation of capital expenditures at all of the three currently owned facilities, but in any event no later than May 26, 2004.

     In the KCI Stock Purchase Agreement, BC Sugar also agreed to remain responsible for certain liabilities arising from violations of environmental laws occurring before May 26, 1994, at sites currently or formerly owned by KCI

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

to the extent such liabilities in the aggregate exceed $2,000 and claims are made by the Company for such reimbursement before May 26, 1996. However, the KCI Stock Purchase Agreement also includes certain warranties and representations by BC Sugar that KCI was in compliance with environmental laws as of the closing date (May 26, 1994), except as set forth in a schedule accompanying and incorporated into the KCI Stock Purchase Agreement. BC Sugar further agreed to indemnify the Company and KCI against liabilities arising out of the breach of these representations and warranties to the extent each such liability exceeded $50 individually and all such liabilities exceeded $600 in the aggregate, and provided any such claim is made by the Company or KCI before May 26, 1996. All of the indemnifications and other provisions whereby BC Sugar agreed to remain responsible for costs in the KCI Stock Purchase Agreement, including those described above, are subject to an aggregate limit of $44,000 and including certain costs which may be directly incurred or paid by BC Sugar. The KCI Stock Purchase Agreement required BC Sugar to establish a trust fund to provide reimbursement for expenditures for environmental liabilities by KCI and the Company for which BC Sugar is liable under the agreement.

     As a result of the KCI Stock Purchase Agreement and the Tenneco Settlement Agreement, the Company does not believe that additional liabilities, if any, to be incurred by KCI under environmental laws would be material to the Company's financial position, results of operations or cash flows.

     In May 1991, the EPA issued a compliance order to KCI alleging nine violations of the Clean Air Act, dating back to 1984, at the Kalama facility. In July 1994, KCI was informally notified by the EPA that these violations (and possibly other alleged violations of the Clean Air Act) had been referred to the Department of Justice for possible initiation of an enforcement action. In 1995, the Company reached a tentative understanding with the Department of Justice which contemplates the payment of a penalty as well as an additional payment to fund supplemental environmental projects, both totaling approximately $1,600, which is included in the liabilities established by the Company in connection with the acquisition of KCI. The Company has made a claim to BC Sugar for indemnification in this matter.

   FCAC

     In December 1994, the Company acquired certain assets of Reilly-Whiteman through its indirect subsidiary, FCAC and entered into a lease of the Reilly-Whiteman facility at Conshohocken, Pennsylvania. Reilly-Whiteman incurred certain environmental liabilities prior to December 1994, including alleged violations of environmental regulations, some of which may have continued after that date. However, pursuant to the Asset Purchase Agreement entered in connection with the acquisition, the prior owner, the Reilly Corporation, has the responsibility for claims or liabilities arising from operations prior to that date. Accordingly, the Company does not believe that any known liabilities arising from the Conshohocken facility are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Other

     Since 1961, the Company's facility in Vernon, France has been discharging production wastewater without pretreatment into the River Seine. According to an analysis completed by the Company in early 1996, such production wastewater includes concentrations of pollutants which are not in compliance with legal limits or limits which are acceptable for discharge to the municipal wastewater treatment plant. The Company plans to resolve this matter by negotiating permission to discharge the wastewater to the municipal wastewater treatment plant for a fee, constructing a wastewater treatment plant for an estimated cost of $250 or shifting production of certain raw materials to a facility under construction in India. The Company believes, based upon the opinion of the Company's independent environmental consultant, that the French environmental authorities will refrain from penalizing the Company for these discharges while a solution is sought. The Company believes that, if assessed, any such penalties are not likely to be material to the Company's financial position or results of operations.

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

12.  Commitments and Contingencies

     The Company has entered into various operating lease agreements for the use of certain real estate, buildings, office space, equipment and vehicles. A number of these agreements provide for renewal options which, if exercised, would extend the terms of the leases for varying periods of time. Rental expense relating to operating leases for the years ended December 31, 1994, 1995 and 1996 was $970, $2,383 and $3,048, respectively.

     Future minimum lease payments for all noncancellable operating leases with initial or remaining terms in excess of one year as of December 31, 1996 are as follows:

Year Ending                                                                      Operating Leases
---------                                                                        ----------------
1997............................................................................         $ 2,820
1998............................................................................           2,486
1999............................................................................           1,910
2000............................................................................             442
2001............................................................................             153
                                                                                          -------
          Total minimum lease payments..........................................         $ 7,811
                                                                                          =======

     During 1994, the Company entered into employment agreements with two executives, Chairman of the Board of Directors and President, whereby each would continue to serve the Company in their present capacity through May 1997. Under the employment agreements, the two officers are each entitled to an annual base salary and, subject to the Company's meeting certain performance criteria established by the Board of Directors or the Compensation Committee, an annual bonus based on a percentage of the annual base salary. In the event that these agreements are terminated by the Company without cause, the two officers shall be entitled to severance benefits equal to two times the officers' average final compensation, payable over two years.

     The two officers also have a conditional bonus agreement with the majority shareholder which entitles them to receive a cash bonus from the majority shareholder if certain returns on the majority shareholder's investment are realized. If such bonus is paid by the shareholder, the Company will treat it in accordance with generally accepted accounting principles.

     Effective July 2, 1996, the Chairman of the Board of Directors resigned from his position at the Company. This former executive will continue to serve as a Director of the Company and remains a stockholder. Pursuant to an employment agreement, the Company will provide the former executive with a cash benefit to be paid in substantially equal monthly installments over two years beginning July 1996. Also, pursuant to certain stock option agreements, all options attributable to the former executive became 100% vested and exercisable. In addition, with regard to certain options exercised by the former executive in 1994 which were restricted and provided the Company with a right to call such shares, the call rights have been terminated. Accordingly the Company recorded a charge of approximately $1,000 in July 1996 resulting from the former executive's resignation.


     As a result of the former executive's resignation, the President was also named the new Chairman of the Board of Directors. In February 1997, his employment contract was extended through 1997.

13.  Minority Interest

     In connection with its acquisition, FTCC issued 2,800 shares of its $1,000 par value Series A Preferred Stock to its former owner. The Series A Preferred Stock is entitled to receive an 8.5 percent cumulative cash dividend paid semiannually. The shares are subject to redemption, in whole or in part, at $1,000 per share plus all unpaid dividends accrued thereon, at the option of the Board of Directors of FTCC, or upon the earlier of an occurrence of an event of mandatory redemption or May 4, 2002. The Company has $3,073 and $3,078 included in Minority Interest on the consolidated balance sheets at December 31, 1995 and 1996, respectively, relating to the Series A

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

Preferred Stock of FTCC. The Company has $277, $247 and $260, respectively, reflected in Minority Interest on the consolidated statements of operations, relating to the dividends paid or accrued by FTCC on their Series A Preferred Stock, for the years ended December 31, 1994, 1995 and 1996, respectively.

     In addition, FTCC issued 114.75 shares of its $1,000 par value Series B Preferred Stock to two executives of FTCC in connection with the acquisition. The holders of this stock are entitled to receive a 10 percent cumulative cash dividend payable quarterly. The Series B shares are subject to redemption, in whole or in part, at $1,000 per share plus all unpaid dividends accrued thereon, at the discretion of the Board of Directors of FTCC. On June 30, 1994, these shares were exchanged one-for-one for shares of FCC's Series B Preferred Stock (see note 14). In consideration, FCC became the owner of the FTCC shares previously held by the executives, making FCC the holder of 100 percent of FTCC's Series B Preferred Stock. Therefore, at December 31, 1995 and 1996, there is $22 included in Minority Interest on the consolidated balance sheet relating to the accrued and unpaid dividends earned by the former owners of the stock prior to the date of the exchange. The par value of the shares was eliminated in consolidation. In addition, the Company has $7 reflected in Minority Interest on the consolidated statements of operations, relating to the Series B Preferred Stock dividends paid or accrued by FTCC, for the year ended December 31, 1994.

14.  Mandatory Redeemable Preferred Stock

   Series B Preferred Stock

     The holders of nonvoting Series B Preferred Stock are entitled to receive an 11 7/8 percent cumulative cash dividend payable quarterly on the last day of the month succeeding the end of a calendar quarter (the dividend payment date). In the event of liquidation of the Company, the holders shall be entitled to receive all of the par value plus any accrued and unpaid dividends.

     Series B Preferred Stock, at the discretion of the Board of Directors of the Company, shall be subject to redemption, in whole or in part, at $1,000 per share plus all unpaid dividends accrued thereon (liquidation preference). On October 17, 1996, the date for mandatory redemption of the Series B Preferred Stock at its liquidation preference was extended to April 2007.

     For any quarterly dividend period in which dividends are not paid in cash on the respective dividend payment date, such accrued and unpaid dividends shall be added to the liquidation preference at the beginning of the subsequent quarterly dividend period. The Company has paid no cash dividends. There were $8,192 and $11,389 of accrued and unpaid dividends on the Series B Preferred Stock at December 31, 1995 and 1996, respectively.

   Series C Preferred Stock

       The holders of nonvoting Series C Preferred Stock, par value $1,000, are entitled to receive an 11 7/8 percent cumulative cash dividend payable quarterly on the last day of the month succeeding the end of a calendar quarter (the dividend payment date). In the event of liquidation of the Company, the holders shall be entitled to receive all of the par value plus any accrued and unpaid dividends.

     Series C Preferred Stock, at the discretion of the Board of Directors of the Company, shall be subject to redemption, in whole or in part, at $1,054 per share plus all unpaid dividends accrued theron (liquidation preference) On December 31, 1995, the Series C Preferred Stock was subject to a mandatory redemption, at the liquidation preference, on May 31, 2004. On October 17, 1996 the redemption date of the Series C Preferred Stock was extended to May 2007.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

     For any quarterly dividend period in which dividends are not paid in cash on the respective dividend payment date, such accrued and unpaid dividends shall be added to the liquidation preference at the beginning of the subsequent quarterly dividend period. The Company has paid no cash dividends. There were $2,079 and $3,453 of accrued and unpaid dividends relating to the Series C Preferred Stock at December 31, 1995 and 1996, respectively.

     In 1995 and 1996, the Company purchased 161 and 60 shares, respectively, of Series C Preferred Stock at an aggregate cost of $188 and $74, respectively. These shares are classified as treasury stock at December 31, 1995 and 1996.


15.  Common Stock

     The holders of Common Stock shall not be entitled to receive cash dividends, nor shall shares of Common Stock be purchased, redeemed, or otherwise acquired by the Company until the Series B Preferred Stock and the Series C Preferred Stock have been redeemed in full.

     In October 1996, the Board of Directors of the Company increased the authorized shares of Series A Common Stock from 85,000 shares to 200,000 shares. On October 17, 1996, the Company's majority shareholder and another shareholder purchased $9.9 million and $0.1 million, respectively, of Series A Common Stock. The sale price per share approximated fair value based upon an independent valuation of the Company's common stock. On December 2, 1996, the Company's other stockholders, using proceeds from Company loans (see note 19), invested an aggregate of approximately $1.9 million in Series A Common Stock in an amount sufficient to maintain their existing ownership percentages.

     In 1995 and 1996, the Company purchased 285 and 106 shares, respectively, of Series A Common Stock at an aggregate cost of $33 and $13, respectively. These shares are classified as treasury stock at December 31, 1995 and 1996.

16.  Equity Participation Plan and Stock Options

     Pursuant to stock option agreements entered into during 1992 through 1996, the Company has granted nonqualified stock options to acquire an aggregate of 20,001 shares of Series A Common Stock to the former Chairman of the Board and the current Chairman of the Board of the Company (see note 12). This amount includes 8,683 stock options granted to the current Chairman of the Board in December 1996 in order to maintain his existing ownership percentage (see notes 15 and 19). In January 1994, the former Chairman of the Board exercised his option to purchase 5,322 shares of Series A Common Stock. These shares purchased represented restricted shares, which became fully vested when he resigned as set forth in the stock option agreements. Of the remaining 14,679 options still outstanding as of December 31, 1996, 13,819 are vested. The remaining 860 options vest on May 4, 1997 or immediately upon the occurrence of certain other events as set forth in the stock option agreements. At December 31, 1996, 14,679 shares of Series A common stock remained reserved for issuance in connection with the stock option agreements.

     In June 1994, the Company adopted an Equity Participation Plan (the "Plan") which provides for the award of nonqualified stock options and stock appreciation rights ("SARs") to certain executive officers, key employees and consultants of the Company and its subsidiaries. The Plan permits the Company to grant, to any holder of an option, a SAR relating to all or some of the Series B Common Stock shares covered by such options. The options vest ratably over 10 years, subject to acceleration to five years if certain performance goals are met. The vesting period for the SARs coincides with the related options. At December 31 1996, 3,525 shares of Series B common stock remained reserved for issuance in connection with the stock option agreements. No SARs have been awarded.

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements--(Continued)
                   (Dollars in thousands except share data)

     Noncash compensation expense of $218 was recorded in 1994 for options granted and vested in May 1994 (see note 18). Additionally, compensation expense of $735 will be recognized over the vesting period of options granted in June 1994 and the remainder of the May 1994 options, of which $436 has been recognized as of December 31, 1996. No compensation expense was recognized for any other options, as the exercise price was equal to the estimated fair market value on the date of grant.

     The Company applies APB No. 25 and related interpretations in accounting for its plans. The stock option exercise price is equal to the fair value of the stock on the date of grant. Accordingly, no compensation expense has been recognized. Had compensation expense for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                      Net loss                  Pro forma
                     as reported                net loss

1995                $(16,990)                  $(16,992)

1996                 $(7,237)                   $(7,508)

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

The following is a summary of option transactions and exercise prices:

                                                        Series A         Series B        Weighted Average
                                                      Common Shares    Common Shares      Price per Share
                                                      -------------    -------------      ---------------
Outstanding at January 1, 1994..............             9,337                --                $100.00
Granted.....................................             1,981                --                 105.40
Granted.....................................                --             2,565                 100.00

Exercised...................................            (5,322)               --                 100.00
                                                       -------           -------
Outstanding at December 31, 1994............             5,996             2,565
Granted.....................................                --             1,360                 255.00
Forfeited...................................                --              (760)                100.00
                                                       -------           -------
Outstanding at December 31, 1995............             5,996             3,165

Granted.....................................             8,683                --                 125.00
Granted.....................................                --               900                 255.00
Forfeited...................................                --              (540)                180.37
                                                         ------           ------

Outstanding at December 31, 1996............            14,679             3,525
                                                       =======            ======

Exercisable at December 31, 1996............            13,819                --
                                                       =======            ======

At December 31, 1996:

   Weighted average option price per share..           $115.51           $187.06

   Range of exercise prices.................          $100-125          $100-255

   Weighted average remaining contractual
   life of options (1)......................           5 years           9 years

Weighted average grant date fair value per share for grants in:

   1995.....................................          $     --          $  29.57
   1996.....................................          $  29.87          $ 131.84

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield.....................              0.0%              0.0%
Expected stock price volatility.............            0.001%            0.001%
Risk-free interest rate.....................             6.06%             6.79%
Expected life of options....................           5 years          10 years


     (1) 4,867 of the 14,679 outstanding Series A options do not have a fixed expiration date.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES


           Notes to Consolidated Financial Statements--(Continued)
                   (Dollars in thousands except share data)

17.   Restructuring and Other Charges

       1995

     In 1995, the Company recorded restructuring and other charges totaling $14.4 million. These charges, which reduced gross profit from $65,287 to $63,355 and operating income (loss) from $9,788 to $(4,639), are aimed at reducing the Company's overall cost structure, including both manufacturing and administrative costs, through the closure of two manufacturing facilities and personnel reductions in both administrative and manufacturing positions. In addition, included in the charges are provisions related to unsaleable inventory, estimated environmental remediation costs and an impairment loss on intangibles.

     These actions affect approximately 135 of the Company's employees in manufacturing and headquarters locations throughout the United States and Europe. Charges related to personnel reductions, including severance and related benefits total $3.0 million. As of December 31, 1995, 30 employees have been terminated and $0.3 million of termination benefits have been paid. The remainder of the employees included in the cost reduction initiatives are generally located at manufacturing facilities and will work through the plant closing transition periods ending in 1996. At that time, the remaining cash payments to employees of $2.7 million will be made.

     Of the remaining $11.4 million of restructuring and other charges, $3.2 million represent charges that require an outlay of cash, including primarily lease and other contract terminations totalling $1.3 million associated with the FCAC plant closure and environmental remediation costs estimated at $1.9 million. Of this amount, $0.1 million has been paid through December 31, 1995 with $1.0 million to be paid in 1996 and $2.1 million to be paid in years after 1996, principally for environmental remediation.

     Noncash charges of $8.2 million include increases in inventory reserves at HDCC and FTCC of $1.9 million in connection with the write-off of inventory in the Company's Organic Pigments and Dyes product line ($0.6 million in the second quarter and $1.3 million in the third quarter), writedowns of fixed assets associated with plant closures at HDCC and FCAC of $2.2 million and an impairment loss of $4.0 million on all goodwill and other intangibles associated with the FCAC acquisition. The Organic Pigments and Dyes write-offs were due to the elimination of the sale of certain Organic Pigments and Dyes products by the Company. The continued decline in the financial results of the operating elements of the Company's FCAC business acquired in 1994, the resultant strategic and operational review and the application of the Company's objective measurement tests resulted in an evaluation of intangible assets for possible impairment. The underlying factors contributing to the decline in financial results included a significant unforeseen decline in the retail market for textiles (primarily sheet goods) in 1995. The Reilly-Whiteman acquisition was completed in December 1994 to complement the Company's textile business by providing a Philadelphia plant to supply the Northeastern U.S. textile market while the Charlotte plant continued to supply the Southeastern U.S. textile market. Due to depressed operating results for the Company's textile chemical product line as a result of the decline in the retail market for textiles in 1995, the Company decided to consolidate manufacturing in the more efficient of the two plants resulting in the closure of the Reilly-Whiteman facility.

     Additionally, in 1995, the Company recorded a charge of $2,187 for registration costs associated with an aborted public offering.

       1996

       In 1996, the Company recorded restructuring and other charges totaling $11.0 million. These charges, which reduced gross profit from $68,935 to $61,921 and operating income from $16,580 to $5,592, were a result of inventory obsolescence principally in the Company's Organic Pigments and Dyes product line of $5.0 million, disposal costs for obsolete inventory of $1.5 million, impairment in idle assets of $2.3 million, severance for displaced workers and administrative personnel reductions of $1.4 million, and other charges of $0.8 million.

     During 1994, the Company idled its salicylic acid product line. However, the Company continued to be a reseller of this product and continued to pursue a long term position in this market. Since projected future cash flows from this product line were sufficient to realize the Company's investment from the time the assets were idled until the fourth quarter of 1996, management did not believe that there was an impairment in the idle assets. In the

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

fourth quarter of 1996, the Company decided not to allocate its capital resources to re-enter the salicylic acid business. Accordingly, the Company recorded a charge of $2.3 million. Management estimates the costs to dismantle the line approximate the salvage value of the line.

     During the fourth quarter of 1996, the Company decided to shutdown its Cowpens, South Carolina facility. During 1996, the Company incurred a loss from operations of approximately $2.6 million from the Cowpens operations, including a direct write-off of $1.5 million for inventory and related items in the fourth quarter. The write-off was composed of $0.9 million of obsolete inventory from unusable/unsaleable product as a result of product separation. The obsolete inventory was identified during the October 31, 1996 planned physical inventory.

     The write-off also included $0.6 million of disposal costs related to hazardous products which required environmentally sound disposal procedures. Approximately 30 manufacturing and administrative positions will be eliminated in May, 1997. Accordingly, the Company recorded a charge of $0.4 million for severance and related benefits. Management is currently negotiating with prospective buyers to sell the facility for its net book value of approximately

$2.7 million plus assumption of environmental liabilities of $1.9 million. It is anticipated that a sale will be completed during 1997.

     In November 1996, approximately 20 employees were terminated at the HDCC location as part of the Company's effort to reduce costs. Additionally, in 1996 the Company approved a plan to initiate the process of centralizing administrative functions. Approximately 20 administrative positions are planned to be eliminated in 1997 from this centralization. Accordingly, the Company recorded a charge of $1.0 million associated with these actions.

     Of the aforementioned $0.8 million of other charges, $0.5 million relates to a municipality surcharge for water treatment and waste disposal at the Company's Charlotte facility.

     Of the $11.0 million charge recorded in 1996, $7.3 million is attributable to noncash items, primarily the idle equipment write-off of $2.3 million and obsolete inventory charge of $5.0 million. Charges that will require an outlay of cash total approximately $3.7 million. Of this amount, $0.3 million was paid in the fourth quarter of 1996. The remaining cash items totaling approximately $3.4 million will be paid primarily over the first six months of 1997. Management believes this outlay of cash will be funded with cash flow from operations and borrowings under the Amended and Restated Credit Agreement and will not materially adversely affect the Company's operating cash flows or financial position.

18.  Compensation Expense

     The Company has recorded noncash compensation expense of $915, $150 and $197 for the years ended December 31, 1994, 1995 and 1996 related to common stock options granted (see note 16) and to a non recurring charge for common stock in connection with the acquisition of KCI in 1994.

19.   Related Party Transactions

     On December 2, 1996, several former and current employee shareholders of the Company were granted loans of $1,913 million to purchase additional Series A Common Stock in an amount sufficient to maintain their existing ownership percentages. Interest is earned monthly at 10 5/8 percent, the same as the Senior Notes, and payable quarterly to the Company. Principal amortization payments are due annually beginning December 31, 1997 and ending December 31, 2001.

     Also included in loans to stockholders is a note receivable from a shareholder in the principal amount of $200. Interest is earned quarterly at the highest annual rate paid by the Company on its outstanding debt during such year. All unpaid principal and interest due on the note is payable in full on December 31, 2000. The note is collateralized by 300 shares of common stock and 170 shares of Series B Preferred Stock of the Company held by the stockholder.

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

20.  Supplemental Cash Flow Information

     Supplemental disclosure of cash flow information for the years ended December 31, 1993, 1994 and 1995 is as follows:


                                                                          1994        1995         1996
                                                                         ------      ------       ------
Cash paid for:
Interest (net of capitalized interest).............................     $  5,549     $12,916      $13,456
                                                                          ======      ======      =======

Income taxes.......................................................     $  2,741     $   755      $   670
                                                                          ======      ======      =======
Non-cash investing and financing activities:
    Issuance of note receivable to stockholders....................     $     --     $    --      $ 1,913
                                                                          ======      ======      =======
    Accrued and unpaid dividends on Series B preferred
          stock....................................................     $  2,925     $ 3,301      $ 3,197
                                                                          ======      ======      =======
    Accrued and unpaid dividends on Series C preferred
          stock....................................................     $    769     $ 1,310      $ 1,374
                                                                          ======      ======      =======
    Accrued and unpaid dividends for minority interest of
          subsidiary...............................................     $    277     $   247      $   260
                                                                          ======      ======      =======
    Capital expenditures included in accounts payable and accrued
          expenses.................................................     $  1,060     $   330      $ 1,863
                                                                          ======      ======      =======

    Underwriter's discount on the Notes............................     $     --     $    --      $ 3,750
                                                                          ======      ======      =======


                   FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

21.  Geographic Information

     The Company operates in one business segment, specialty chemicals. Prior to 1996, HDCC's export sales were primarily via a distribution agreement with a subsidiary of the former owner of HDCC. The geographic distribution of the Company's net sales, operating profit (loss) and total assets is indicated by the table below:

                                                              1994              1995              1996
                                                             ------            ------            ------
Net Sales (by origin):
United States (by destination)
    Domestic......................................        $  147,861        $  174,083         $ 161,327
    Canada........................................             7,928            11,179            11,111
    South and Latin America.......................             4,312             6,702             6,836
    Europe........................................            11,160            15,052            14,958
    Asia-Pacific..................................            14,103            20,904            22,922
    Africa......................................                  66               207               266
                                                            --------          --------          --------
          Sub-total...............................        $  185,430        $  228,127         $ 217,420
Europe............................................             2,350            69,089            83,130
Asia-Pacific......................................                --               684             2,280
Elimination of intercompany sales.................                --            (1,012)           (2,662)
                                                            --------          --------          --------
          Total...................................        $  187,780        $  296,888         $ 300,168
                                                            ========          ========          ========
Operating profit (loss):
    United States.................................        $   12,568        $   (3,372)        $   3,149
    Europe........................................               173            (1,235)            1,328
    Asia-Pacific..................................                --               (39)            1,036
    Eliminations..................................                --                 7                79
                                                            --------          --------          --------
          Total...................................        $   12,741        $   (4,639)        $   5,592
                                                            ========          ========          ========
Total assets:

    United States.................................        $  229,865        $  222,414         $ 238,328
    Europe........................................             1,199            46,197            52,100
    Asia-Pacific..................................                --             5,185             5,644
    Eliminations..................................                --           (30,640)          (33,158)
                                                            --------          --------          --------
          Total...................................        $  231,064        $  243,156         $ 262,914
                                                            ========          ========          ========

22. Condensed Consolidating Financial Statements

     The following condensed consolidating financial data illustrates the composition of the consolidated financial statements. The Parent is FCC. The U.S. Guarantor Subsidiaries include all domestic subsidiaries of FCC including the following: FTCC and certain of its subsidiaries (FTCC (South Carolina) and FCAC), HDCC, KCI and its subsidiaries (Kalama Specialty Chemicals, Inc. and Kalama Foreign Sales Corporation) and Diamalt, Inc. The German Guarantor Subsidiary is Diamalt, excluding its subsidiaries. The Non-Guarantor Subsidiaries include the following: A-Chem (U.K.) Limited (a subsidiary of

FTCC), BV, Societe Francaise Des Colloides, S.A. (a subsidiary of BV), Diamalt Pharmorganica Pvt. Limited (a subsidiary of Diamalt), Diamalt Srl (a subsidiary of Diamalt), Indiamalt Private Limited (a subsidiary of Diamalt). The U.S. and German Guarantor Subsidiaries are wholly owned by the Parent.

     Investments in subsidiaries are accounted for by the Parent, the U.S. Guarantor Subsidiaries and the German Guarantor Subsidiary on an unconsolidated basis using the equity method for purposes of the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Parent's, U.S. Guarantor Subsidiaries' and German Guarantor Subsidiary's investment accounts and earnings. Income tax expense (benefit) is allocated among the consolidating entities based upon taxable income (loss) by jurisdiction within each group.

     The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the U.S. Guarantor Subsidiaries, the German Guarantor Subsidiary, and the Non-Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

                   FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

              Condensed Consolidating Balance Sheet--(Continued)
                            As of December 31, 1995

                                                          U.S.       German         Non
                                                       Guarantor    Guarantor    Guarantor
                                          Parent     Subsidiaries  Subsidiary   Subsidiaries    Eliminations  Consolidated
                                          ______     ____________  _________    ____________   ____________  ____________
                      ASSETS
Current assets:
    Cash and cash equivalents.........    $   248      $    --       $  429        $1,021        $      (248)      $ 1,450
    Accounts receivable, net..........         --        26,971       9,591         2,488                 --        39,050
    Due from affiliates...............         --           405         926            --             (1,331)           --
    Refundable income taxes...........      2,742            --          --            --                 --         2,742
    Inventories.......................         --        32,267     12,541          2,090                (50)       46,848
    Prepaid expenses and other current
        assets........................         49         4,023         317           423                 --         4,812
    Environmental indemnification.....         --           780          --            --                 --           780
    Deferred income taxes.............        266         1,706          --           135                 --         2,107
                                         --------      --------     -------       -------            --------     --------
        Total current assets..........      3,305        66,152      23,804        6,157              (1,629)       97,789
Property, Plant and Equipment:
    Land..............................         --         2,610         470          578                  --         3,658
    Buildings and improvements........         --        12,831         627          899                  --        14,357

    Machinery and equipment...........         --        84,702       9,044        3,933                  --        97,679
    Other.............................        182         3,757         489           78                  --         4,506
                                         --------      --------     -------      -------            --------      --------

                                              182       103,900      10,630        5,488                  --       120,200
Less accumulated depreciation.........         68        17,125         793          748                  --        18,734
                                         --------      --------     -------      -------            --------      --------

                                              114        86,775       9,837        4,740                  --       101,466
Other assets:
    Intangible assets, net............        434        34,178         313            3                  --        34,928
    Environmental indemnification.....         --         1,074          --           --                  --         1,074
    Deferred financing costs, net.....        329         2,370         936            6                  --         3,641
    Investments in joint ventures.....         --            --         511           --                  --           511
    Deferred income taxes.............      1,954            --          --           --              (1,954)           --
    Other.............................         29         3,038         221          459                  --         3,747
Notes receivable, subsidiaries........    118,579         8,029         530           --            (127,138)           --
Investment in subsidiaries............     25,732         2,032       1,253           --             (29,017)           --
                                         --------      --------     -------      -------            --------      --------
        Total assets..................   $150,476      $203,648    $ 37,405      $11,365           $(159,738      $243,156
                                         ========      ========     =======      =======           =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
    Current maturities of long-term
        debt..........................    $ 5,500       $    24    $     --      $   618           $      --      $  6,142
    Short-term borrowings.............         --            --      11,880          358                  --        12,238
    Notes payable.....................          8           410          --          335                  --           753
    Accounts payable..................        142        18,621       3,237        1,176                (248)       22,928
    Due to affiliates.................         --           199         876          256              (1,331)           --
    Accrued expenses..................      2,105         5,190       1,376          318                  (4)        8,985
    Accrued compensation..............         92         3,672         335          519                  --         4,618
    Accrued restructuring and other
        charges.......................        350         1,755       1,365           --                  --         3,470
    Environmental.....................         --         1,200          --           --                  --         1,200
                                         --------      --------     -------      -------            --------      --------

Total current liabilities.............      8,197        31,071      19,069        3,580              (1,583)       60,334
Long-term debt........................    118,950            26          --          544                  --       119,520
Environmental.........................         --        17,367         699           --                  --        18,066
Deferred income taxes.................         --        12,458          --          104              (1,504)       11,058
Postretirement benefits...............         --         4,211          --           --                  --         4,211
Accrued restructuring and other
    charges...........................         --         2,429          --           --                  --         2,429
Notes payable.........................         --       108,763      16,386        1,989            (127,138)           --
Other.................................        962           671         243          275                  --         2,151
Minority interest.....................         --            --          --           --               3,095         3,095
Commitments and contingencies.........         --            --          --           --                  --            --
Mandatory redeemable preferred
    stock:............................     41,223         3,073          --           --              (3,073)       41,223
Less: Treasury stock, at cost.........       (188)           --          --           --                  --          (188)
                                         --------      --------     -------      -------            --------      --------
                                           41,035         3,073          --           --               3,073        41,035

Stockholders' equity (deficit):
    Common stock: ....................          1           567       1,291        1,476              (3,334)            1
Preferred stock.......................         --         3,462          --           --              (3,462)           --
Additional paid-in capital............         --        29,890       3,786        2,799             (36,475)           --
Retained earnings (accumulated
    deficit)..........................    (14,400)      (10,140)     (5,263)         511               9,557       (19,735)
Cumulative translation
    adjustment........................         --            --       1,194           87                  --         1,281
Less: Stockholder note
    receivable........................         --          (200)         --           --                  --          (200)
    Treasury stock....................        (33)           --          --           --                  --           (33)
    Minimum pension liability.........        (57)           --          --           --                  --           (57)
                                         --------      --------     -------      -------            --------      --------

Total stockholders' equity
    (deficit).........................    (14,489)       23,579       1,008        4,873             (33,714)     (18,743)
                                         --------      --------     -------      -------            --------     --------

        Total liabilities and
            stockholders' equity
            (deficit).................   $154,655      $203,648    $ 37,405      $11,365           $(163,917)    $243,156
                                         ========      ========    ========      =======           =========     ========

                                                               F-36

                   FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

              Condensed Consolidating Balance Sheet--(Continued)
                            As of December 31, 1996

                                                      U.S.       German         Non
                                                   Guarantor    Guarantor     Guarantor
                                          Parent  Subsidiaries  Subsidiary  Subsidiaries  Eliminations  Consolidated
                                          ______  ____________  __________  ____________  ____________  ____________
                            ASSETS
Current assets:

    Cash and cash equivalents.........        $88        $344       $2,218         $992         $(88)       $3,554
    Accounts receivable, net..........         --      29,933       11,458        2,858           --        44,249
    Due from affiliates...............      6,294          --           --        1,566       (7,860)           --
    Due from shareholder..............         17           5           --           --           --            22
    Refundable income taxes...........      1,811          --           10           --          (10)        1,811
    Inventories.......................         --      33,522       17,481        2,069          (53)       53,019

    Prepaid expenses and other
        current assets................         63        2,164       2,858          410         (244)        5,251

    Environmental indemnification.....         --          492          --           --           --           492
    Deferred income taxes.............        609        6,492          --          136           --         7,237
                                         --------     --------     -------      -------     --------      --------

        Total current assets..........      8,882       72,952      34,025        8,031       (8,255)      115,635
   Property, Plant and Equipment:
    Land..............................         --        2,610         438          824           --         3,872
    Buildings and improvements........         --       13,001         704          895           --        14,600
    Machinery and equipment...........         --       88,186       9,047        4,123           --       101,356
    Other.............................        376        8,805         733        1,223           --        11,137
                                         --------     --------     -------      -------     --------      --------

                                              376      112,602      10,922        7,065           --       130,965
Less accumulated depreciation.........        142       25,680       1,544        1,388           --        28,754
                                         --------     --------     -------      -------     --------      --------

                                              234       86,922       9,378        5,677           --       102,211
Other assets:
    Intangible assets, net............        335       33,063         267           59          316        34,040
    Environmental indemnification.....         --            8          --           --           --             8
    Deferred financing costs, net.....         --        5,946         948            8           --         6,902
    Investments in joint ventures.....         --           --         541           --           --           541
    Deferred income taxes.............      3,204           --          --           --       (3,204)           --
    Other.............................        148        3,163         220           46           --         3,577
Notes receivable, subsidiaries........    127,943        6,578         539           --     (135,060)           --
Investment in subsidiaries............     25,405        2,752       3,329           --      (31,486)           --
                                         --------     --------     -------      -------    ---------      --------
        Total assets..................   $166,151     $211,384     $49,247      $13,821    $(177,689)     $262,914
                                         ========     ========     =======      =======    =========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
    Current maturities of long-term
        debt..........................        $--          $26         $--       $1,041          $--        $1,067
    Short-term borrowings.............         --           --         458          478           --           936
    Notes payable.....................          2          773          --          323           --         1,098
    Accounts payable..................        186       15,654       4,072        1,169          (85)       20,996
    Due to affiliates.................         --          479       7,161          220       (7,860)           --
    Accrued expenses..................      3,325        6,686         834          330         (253)       10,922
    Accrued compensation..............        345        4,184         750          508           --         5,787
    Accrued restructuring and other
        charges.......................        953        3,016         557          101           --         4,627
    Environmental.....................         --        1,200          --           --           --         1,200
                                         --------     --------     -------      -------     --------      --------

Total current liabilities.............      4,811       32,018      13,832        4,170       (8,198)       46,633
Long-term debt........................    134,500           --      18,591          469           --       153,560
Environmental.........................         --       14,550          --           --           --        14,550
Deferred income taxes.................         --       15,416          --           47       (3,204)       12,259

Postretirement benefits...............         --        4,416          --           --           --         4,416
Accrued restructuring and other
    charges...........................         --        1,437          --           --           --         1,437
Notes payable.........................         --      119,676      13,425        1,959     (135,060)           --
Other.................................      2,456          173         456          261           --         3,346
Minority interest.....................         --           --          --          290        3,100         3,390
Commitments and contingencies.........         --           --          --           --           --            --
Mandatory redeemable preferred
    stock:............................     45,794        3,079          --           --       (3,079)       45,794
Less: Treasury stock..................       (262)          --          --           --           --          (262)
                                         --------     --------     -------      -------     --------      --------
                                           45,532        3,079          --           --       (3,079)       45,532
Stockholders' equity (deficit):
    Common stock: ....................          2        1,200       1,291        2,333       (4,824)            2
Preferred stock.......................                   3,839                                (3,839)
Additional paid-in capital............     10,846       33,928       8,241        2,761      (44,930)       10,846
Retained earnings (accumulated
    deficit)..........................    (29,980)     (18,148)     (6,097)       1,648       22,133       (30,444)
Cumulative translation
    adjustment........................         --           --        (492)        (117)         212          (397)
Less: Stockholder note
    receivable........................     (1,913)        (200)         --           --           --        (2,113)
    Treasury stock, at cost...........        (46)          --          --           --           --           (46)
    Minimum pension liability.........        (57)          --          --           --           --           (57)
                                         --------     --------     -------      -------     --------      --------

Total stockholders' equity
    (deficit).........................    (21,148)      20,619       2,943        6,625      (31,248)      (22,209)
                                         --------     --------     -------      -------     --------      --------

        Total liabilities and
            stockholders' equity
            (deficit).................   $166,151    $211,384      $49,247      $13,821    $(177,689)     $262,914
                                         ========    ========      =======      =======    =========      ========

                   FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)

                                                             Condensed Consolidating Statement of Operations
                                                                   For the Year Ended December 31, 1994
                                                 ---------------------------------------------------------------------
                                                           U.S.        German      Non
                                                           Guarantor    Guarantor Guarantor
                                                 Parent  Subsidiaries  Subsidiary Subsidiary Eliminations Consolidated
                                                 ------  ------------  ---------- ---------- ------------ ------------

Net sales....................................  $     --  $ 185,429     $       -- $ 2,351    $      --    $ 187,780
Cost of goods sold...........................        --    143,384             --   1,461           --      144,845
                                                 ------  -----------   ---------- ---------- ------------ ------------

    Gross profit.............................        --     42,045             --     890           --       42,935
Selling, general and administrative
    expense..................................     3,418     22,837             --     693           --       26,948
Noncash compensation expense (note
    18)......................................       915         --             --      --           --          915
Research and development
    expense..................................       --       2,331             --      --           --        2,331
                                                ------     -------          -----   -----        -----      -------

    Operating income (loss)..................   (4,333)     16,877             --     197           --       12,741
Interest and debt expense
    (income).................................     (333)      7,015             --      --           --        6,682
Other income (expense).......................    2,183      (1,323)            --     (22)        (293)         545
Equity in income (loss) of
    subsidiary...............................    4,131         175             --      --       (4,306)          --
                                                ------     -------          -----   -----        -----      -------
    Income (loss) before minority
          interest, income taxes and
          extraordinary item.................    2,314       8,714             --     175       (4,599)       6,604
Minority interest............................       --          --             --      --          284          284
                                                ------     -------          -----   -----        -----      -------
    Income (loss) before income taxes
          and extraordinary item.............    2,314       8,714             --     175       (4,883)       6,320
Provision (benefit) for income
    taxes....................................     (349)      3,307             --      --         (100)       2,858


    Net income (loss) before
          extraordinary item.................    2,663       5,407             --     175       (4,783)       3,462
Extraordinary loss, net of applicable
    income tax...............................       --       1,276             --      --           --        1,276
                                                ------     -------          -----   -----        -----      -------

    Net income (loss)........................    2,663       4,131             --     175       (4,783)       2,186
Less: preferred dividends....................    3,694         577             --      --         (577)       3,694
                                               -------     -------          -----   -----     --------      -------
    Net income (loss) applicable to
          common shares......................  $(1,031)    $ 3,554          $  --   $ 175      $(4,206)     $(1,508)
                                               ========    =======          =====   =====      ========     ========

                   FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                   (Dollars in thousands except share data)


                                                             Condensed Consolidating Statement of Operations
                                                                   For the Year Ended December 31, 1995
                                               -------------------------------------------------------------------------
                                                          U.S.        German         Non
                                                        Guarantor    Guarantor    Guarantor
                                              Parent   Subsidiaries  Subsidiary  Subsidiaries  Eliminations  Consolidated
                                              ------   ------------  ----------  ------------  ------------  ------------
Net sales..................................  $    --   $    228,127  $   58,272  $     14,442  $     (3,953) $    296,888
Cost of goods sold.........................       --        180,313      46,781        10,266        (3,827)      233,533
                                             -------       --------     -------       -------       -------      --------

    Gross profit...........................       --         47,814      11,491         4,176          (126)       63,355
Selling, general and administrative expense    4,726         31,803      11,201         2,745           (76)       50,399
Noncash compensation expense (note 18).....      150             --          --            --            --           150
Research and development expense...........       --          3,374       1,405           171            --         4,950
Restructuring and other charges (note 17)..      350         10,780       1,365            --            --        12,495
                                              -------      --------     -------       -------       -------      --------

    Operating income (loss)................    (5,226)        1,857      (2,480)        1,260           (50)       (4,639)
Interest and debt expense (income).........       746        10,639       2,075           345            --        13,805
Registration costs (note 17)...............     2,187            --          --            --            --         2,187
Other income (expense).....................     5,441        (3,781)       (458)         (856)         (341)            5
Equity in income (loss) of subsidiary......   (14,786)       (2,321)       (324)           --        17,431            --
                                              -------      --------     -------       -------       -------      --------

    Income (loss) before minority interest
          and income taxes................    (17,504)      (14,884)     (5,337)           59        17,040       (20,626)
Minority interest..........................        --            --          --            --           247           247
                                              -------      --------     -------       -------       -------      --------

    Income (loss) before income taxes......   (17,504)      (14,884)     (5,337)           59        16,793       (20,873)
Provision (benefit) for income taxes.......    (1,019)       (2,760)         --           103          (133)       (3,809)
Equity in income of joint ventures.........        --            --          74            --            --            74
                                              -------      --------     -------       -------       -------      --------

    Net income (loss)......................   (16,485)      (12,124)     (5,263)          (44)       16,926       (16,990)
Less: preferred dividends..................     4,611           607          --            --          (607)        4,611
                                              -------      --------     -------       -------       -------      --------

    Net income (loss) applicable to common
          shares........................... $ (21,096)    $ (12,731)   $ (5,263)      $   (44)      $17,533     $ (21,601)
                                              =======      ========     =======       =======       =======      ========

                   (Dollars in thousands except share data)


                                                             Condensed Consolidating Statement of Operations
                                                                   For the Year Ended December 31, 1996
                                              ---------------------------------------------------------------------------
                                                           U.S.       German        Non
                                                         Guarantor   Guarantor    Guarantor
                                              Parent   Subsidiaries  Subsidiary  Subsidiaries  Eliminations  Consolidated
                                              ------   ------------  ----------  ------------  ------------  ------------
Net sales..................................  $     --  $217,503      $73,461     $15,510       $(6,306)      $300,168
Cost of goods sold.........................        --   173,659       59,667      10,763        (5,842)       238,247
                                              -------  --------      -------     -------       -------       --------

    Gross profit...........................        --    43,844       13,794       4,747          (464)        61,921
Selling, general and administrative expense     4,544    28,607       12,065       2,714          (558)        47,372
Noncash compensation expense (note 18).....       197        --           --          --            --            197
Research and development expense...........        --     3,387        1,205         194            --          4,786
Restructuring and other charges (note 17)..       611     3,363           --          --            --          3,974
                                              -------  --------      -------     -------       -------       --------

    Operating income (loss)................    (5,352)    8,487          524       1,839            94          5,592
Interest and debt expense (income).........      (376)   11,627        2,678         284            --         14,213
Other income (expense).....................     5,658    (4,676)         865        (283)         (853)           711
Equity in income (loss) of subsidiary......    (7,884)     (154)         577          --         7,461             --
                                              -------  --------      -------     -------       -------       --------

    Income (loss) before minority interest
          and income taxes................     (7,202)   (7,970)        (712)      1,272         6,702         (7,910)
Minority interest expense..................        --        --           --          --           260            260
                                              -------  --------      -------     -------       -------       --------

    Income (loss) before income taxes......    (7,202)   (7,970)        (712)      1,272         6,442         (8,170)
Provision (benefit) for income taxes.......        69    (2,178)          10         140          (346)        (2,305)
Equity in income of joint ventures.........        --       --           649          --           (14)           635
                                              ------- --------       -------     -------       -------       --------

    Net income (loss) before
           extraordinary item..............    (7,271)   (5,792)         (73)      1,132         6,774         (5,230)
Extraordinary loss,  net of applicable
   income tax..............................       334    (1,574         (761)         --            --         (2,001)
   Net income (loss).......................    (6,937)   (7,366)        (834)      1,132         6,774         (7,231)
Less: preferred dividends..................     4,571       637           --          --          (637)         4,571
                                              -------  --------      -------     -------       -------       --------

    Net income (loss) applicable to common
          shares...........................  $(11,508)  $(8,003)       $(834)    $1,132         $7,411       $(11,802)
                                             ========   =======        ======    ======        =======       ========

                                     F-40

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES
           Notes to Consolidated Financial Statements--(Continued)
                   (Dollars in thousands except share data)

                                                         Condensed Consolidating Statement of Cash Flows
                                                              For the Year Ended December 31, 1994
                                              -------------------------------------------------------------------------
                                                           U.S.       German        Non
                                                        Guarantor    Guarantor   Guarantor
                                               Parent  Subsidiaries  Subsidiary  Subsidiary  Eliminations  Consolidated

                                               ------  ------------  ----------  ----------  ------------  ------------
Net cash provided by investing
    activities...............................  $   844 $  12,942     $       --   $     377  $         --  $  14,163
                                              -------- ---------     ----------   ---------  ------------  ---------

Cash flow from investing activities:
    Payments for acquisitions, net of
        cash acquired........................       --   (68,286)            --          --            --    (68,286)
    Investment in subsidiaries...............  (10,001)       --             --          --        10,001         --
    Capital expenditures.....................      (23)   (6,988)            --        (199)           --     (7,210)
Purchase of subsidiary stock from
    minority stockholder.....................     (142)       --             --          --            --       (142)
    Proceeds from sale of capital
        equipment............................       --       185             --          --            --        185
    Payments for environmental
        liabilities..........................       --    (2,543)            --          --            --     (2,543)
    Proceeds from environmental
        indemnification......................       --     2,292             --          --            --      2,292
    Other....................................     (254)       46             --          --            --       (208)
                                              --------   --------      --------     -------      --------   --------

Net cash provided by used in
    investing activities.....................  (10,420)   (75,294)           --        (199)       10,001    (75,912)
                                              --------   --------      --------     -------      --------   --------

Cash flows from financing activities:
    Issuance of common stock.................    2,273     10,001            --          --       (10,001)     2,273
    Issuance of preferred stock..............    9,745         --            --          --            --      9,745
    Revolving borrowings under Credit
        Agreement............................   36,250         --            --          --            --     36,250
    Revolving repayments under Credit
        Agreement............................  (28,500)        --            --          --            --    (28,500)
    Term loan borrowings under Credit

        Agreement............................   95,500         --            --          --            --     95,500
    Term loan repayments under Credit
        Agreement............................   (3,000)        --            --          --            --     (3,000)
    Repayment of refinanced long-term
        debt.................................       --    (44,630)           --          --            --    (44,630)
    Repayment of capital lease
        obligations..........................       --       (134)           --          --            --       (134)
    Payments for financing costs.............      (21)    (3,229)           --          --            --     (3,250)
    Dividends paid to minority
        interests............................       --       (129)           --          --            --       (129)
    Other....................................     (735)       (19)           --          --            --       (754)
    Subsidiary loans......................... (101,418)   101,408            --          10            --         --
                                              --------   --------      --------     -------      --------   --------

Net cash provided by (used in)
    financing activities.....................   10,094     63,268            --          10       (10,001)    63,371

Net increase in cash and cash
    equivalents..............................      518        916            --         188            --      1,622
Cash and cash equivalents,
    beginning of period......................      200        537            --          52            --        789
                                              --------   --------      --------     -------      --------   --------

Cash and cash equivalents, end of
    period................................... $    718   $  1,453      $     --     $   240      $     --   $  2,411
                                              ========   ========      ========     =======      ========   ========

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES
          Notes to Consolidated Financial Statements--(Continued)
                   (Dollars in thousands except share data)

                                                         Condensed Consolidating Statement of Cash Flows
                                                                  Year Ended December 31, 1995
                                           -------------------------------------------------------------------------
                                                        U.S.      German         Non
                                                     Guarantor   Guarantor    Guarantor
                                           Parent  Subsidiaries  Subsidiary  Subsidiaries  Eliminations  Consolidated
                                           ------  ------------  ----------  ------------  ------------  ------------
Net cash provided by (used in)
    operating activities...............  $ (2,331)   $ 18,594      $(17,742)   $ (1,403)      $ (248)       $ (3,130)
                                          -------    --------      ---------   --------       ------        --------

Cash flows from investing activities:
    Payments for acquisitions, net of

        cash acquired..................        --          --       (13,493)     (2,381)          --         (15,874)
    Investments in subsidiaries........    (3,982)     (3,797)           --      (1,573)       9,352              --
    Capital expenditures...............      (113)    (13,980)         (834)       (587)          --         (15,514)
    (Increase) decrease in
        investments in joint
        ventures.......................        --          --          (133)         --           --            (133)
    Proceeds from sale of capital
        equipment......................        --         576           186          --           --             762
    Payments for environmental
        liabilities....................        --      (3,943)           --          --           --          (3,943)
    Proceeds from environmental
        indemnification................        --       2,645            --          --           --           2,645
    Other..............................        --          42            --          --           --              42
                                          -------     -------       -------      ------       ------         -------

Net cash flows used in investing
    activities.........................    (4,095)    (18,457)      (14,274)     (4,541)       9,352         (32,015)
                                          -------     -------       -------      ------       ------         -------

Cash flows from financing activities:

    Issuance of common stock...........        --          --         5,077       4,275       (9,352)             --
    Revolving borrowings under Credit
        Agreement......................    86,830          --            --          --           --          86,830
    Revolving repayments under Credit
        Agreement......................   (73,830)         --            --          --           --         (73,830)
    Term loan borrowings under Credit
        Agreement......................    18,200          --            --          --           --          18,200
    Term loan repayments under Credit
        Agreement......................    (7,000)         --            --          --           --          (7,000)
    Short-term borrowings under
        European Facility..............        --          --        15,974         542           --          16,516
    Repayments of short-term
        borrowing under European
        Facility.......................        --          --        (3,986)         --           --          (3,986)
    Purchase of treasury stock.........      (221)         --            --          --           --            (221)
    Payment of registration costs......    (1,004)         --            --          --           --          (1,004)
    Repayment of capital lease
        obligations....................        --         (65)           --          --           --             (65)
    Payments for financing costs.......      (370)        (21)       (1,000)         --           --          (1,391)
    Dividends paid to minority interests       --        (247)           --          --           --            (247)
    Other..............................        --         (85)           --          --           --             (85)
    Subsidiary loans...................   (16,649)     (1,172)       15,856       1,965           --              --
                                          -------     -------       -------      ------       ------         -------
Net cash provided by financing
    activities........................      5,956      (1,590)       31,921       6,782       (9,352)         33,717
                                          -------     -------       -------      ------       ------         -------
Effect of exchange rate changes
     on cash..........................        --          --            524         (57)          --             467
                                          -------     -------       -------      ------       ------         -------

Net increase (decrease) in cash and
    cash equivalents...................      (470)     (1,453)          429         781         (248)           (961)
Cash and cash equivalents,

    beginning of period................       718       1,453            --         240           --           2,411
                                          -------     -------       -------      ------       ------         -------
Cash and cash equivalents, end of
    period.............................   $   248     $    --       $   429      $1,021       $ (248)        $ 1,450
                                          =======     =======       =======      ======       ======         =======

                  FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES
                   (Dollars in thousands except share data)

                                                             Condensed Consolidating Statement of Cash Flows
                                                                       Year Ended December 31, 1996
                                               -------------------------------------------------------------------------
                                                          U.S.         German       Non
                                                        Guarantor    Guarantor    Guarantor
                                               Parent  Subsidiaries  Subsidiary  Subsidiaries  Eliminations  Consolidated
                                               ------  ------------  ----------  ------------  ------------  ------------
Net cash provided by (used in) operating
    activities.............................   $(4,675)     $(925)     $(1,561)          $72        $152        $(6,937)
                                              -------     ------      -------      --------        ----        -------

Cash flows from investing activities:
    Capital expenditures...................      (193)   (10,198)      (1,101)       (1,522)         --        (13,014)
    Acquisition of intangibles.............        --       (677)        (407)           --          --         (1,084)
    (Increase) decrease in investments in
        joint ventures.....................        --        --           287           (12)         92            367
    Increase in investment in subsidiaries.        --        --          (857)           --         857             --
    Proceeds from sale of capital equipment        --      1,572           68            --          --          1,640
    Payments for environmental liabilities.        --     (2,817)          --            --          --         (2,817)
    Proceeds from environmental
        indemnification....................        --      1,354           --            --          --          1,354
    Other..................................        --         48           --            --          --             48
                                              -------    -------       ------        ------        ----        -------
Net cash used in investing activities......      (193)   (10,718)      (2,010)       (1,534)        949        (13,506)
                                              -------    -------        ------        ------        ----        -------

Cash flows from financing activities:
    Issuance of common stock...............    10,027        --            --           857        (857)        10,027
    Issuance of senior subordinated debt...   121,250        --            --            --          --        121,250
    Revolving borrowings under Credit
      Agreement............................    76,750        --            --            --          --         76,750
    Revolving repayments under Credit
      Agreement............................   (61,999)       --            --            --          --        (61,999)
    Term loan repayments under Credit
      Agreement............................  (129,700)       --            --            --          --       (129,700)

    Short term borrowings under European
      Facility.............................        --        --        97,074           623          --         97,697
    Short term repayments under European
      Facility.............................        --        --       (88,763)          (26)         --        (88,789)
    Purchase of treasury stock.............       (87)       --            --            --          --            (87)
    Payment of registration costs..........      (815)       --            --            --          --           (815)
    Repayment of capital lease obligations.        --       (65)           --           (67)         --           (132)
    Payments for financing costs...........    (1,354)       --            --            --          --         (1,354)
    Dividends paid to minority interests...        --      (260)           --            --          --           (260)
    Other..................................        --       (52)           --            --          --            (52)
    Subsidiary loans.......................    (9,364)   12,364        (2,970)          (30)         --             --
                                              -------    ------        ------        ------        ----        -------
Net cash provided by financing activities..     4,708    11,987         5,341         1,357        (857)        22,536
                                              -------    ------        ------        ------        ----        -------
Effect of exchange rate changes on cash....        --        --            19            76         (84)            11
                                              -------    ------        ------        ------        ----        -------

Net increase (decrease) in cash and cash
    equivalents............................      (160)      344         1,789           (29)        160          2,104
Cash and cash equivalents, beginning of
    period.................................       248        --           429         1,021        (248)         1,450
                                              -------    ------        ------        ------        ----        -------
Cash and cash equivalents, end of period...       $88      $344        $2,218          $992        $(88)        $3,554
                                              =======    ======        ======        ======        ====        =======

                       REPORT OF INDEPENDENT ACCOUNTANTS

In connection with our audits of the consolidated financial statements of Freedom Chemical Company and Subsidiaries as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996, which financial statements are included in Form 10-K, we have also audited the financial statement schedule listed in Item 8 herein.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



    /s/ Coopers & Lybrand L.L.P.


600 Lee Road
Wayne, Pennsylvania
March 26, 1997

                   Freedom Chemical Company and Subsidiaries
     Schedule II -- Valuation and Qualifying Accounts for the years ended
                       December 31, 1994, 1995 and 1996

                                                Balance at      Additions         Additions
                                                 beginning   charged to costs     charged to                      Balance at end
                                                 of period     and expenses     other accounts    Deductions         of period
                                                 ---------     ------------     --------------    ----------      --------------
Allowance for doubtful accounts:
-------------------------------
  For the year ended December 31, 1994........   $     145     $        142     $          --     $      --         $    287
                                                 ---------     ------------     -------------     ---------         ---------
  For the year ended December 31, 1995........   $     287     $         36     $          --     $      63         $    260
                                                 ---------     ------------     -------------     ---------         ---------
  For the year ended December 31, 1996........   $     260     $        397     $          --     $     201         $    456
                                                 ---------     ------------     -------------     ---------         ---------


Inventory reserves:
------------------
  For the year ended December 31, 1994........   $      --     $         58     $          --     $     --          $     58
                                                 ---------     ------------     -------------     --------          ---------
  For the year ended December 31, 1995........   $      58     $      1,964     $          --     $  1,854          $    168
                                                 ---------     ------------     -------------     --------          ---------
  For the year ended December 31, 1996........   $     168     $      6,662     $          --     $    696          $  6,134
                                                 ---------     ------------     -------------     --------          ---------

Valuation allowance for deferred taxes:
--------------------------------------
  For the year ended December 31, 1994.........  $      --     $        147     $       4,000     $     --          $  4,147
                                                 ---------     ------------     -------------     --------          --------
  For the year ended December 31, 1995.........  $   4,147     $      5,326     $          --     $  1,747          $  7,726
                                                 ---------     ------------     -------------     --------          --------
  For the year ended December 31, 1996.........  $   7,726     $         --     $          --     $     26          $  7,700
                                                 ---------     ------------     -------------     --------          --------


                                  EXHIBIT INDEX

Exhibit
 No.                                  Description of Exhibit
------                                ----------------------

3.1 Restated Certificate of Incorporation of Freedom Chemical Company and Certificate of Designation for Preferred Stock (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

3.2 By-laws of Freedom Chemical Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

4.1 Indenture dated as of October 15, 1996, among Freedom Chemical Company, the Guarantors named therein and The Bank of New York, as trustee, relating to the 10 5/8% Senior Subordinated Notes due 2006 of Freedom Chemical Company and exhibits thereto, including Form of 10 5/8% Senior Subordinated Note due 2006 of Freedom Chemical Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.1 Registration Rights Agreement, dated October 17, 1996 among Freedom Chemical Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Schroder Wertheim & Co. Incorporated and Smith Barney Inc. (filed as
                    Exhibit 10.1 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.2 Amended and Restated Credit Agreement, dated as of October 17, 1996 among Freedom Chemical Company, Freedom Chemical Diamalt GmbH, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing bank and Citicorp USA, Inc., as Agent (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.3 Share Pledge Agreement, dated January 16, 1995, by and among Freedom Chemical Company, Hilton Davis Chemical Co. and Citicorp USA, Inc. (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.4 Amendment to Share Pledge Agreement, dated January 17, 1995, by and among Freedom Chemical Company, Hilton Davis Chemical Co. and Citicorp USA, Inc. (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (33-84778) and

                    incorporated herein by reference).

10.5 Security Assignment Agreement, dated January 16, 1995, between Freedom Chemical Company and Citicorp USA, Inc. (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.6 Stock Purchase Agreement, dated as of May 11, 1994, among BC Sugar Refinery Limited, Chatterton Petrochemical Corporation and Freedom Chemical Company (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

Exhibit
  No.                              Description of Exhibit
-------                            ----------------------

10.7 Amendment No. 1 to Stock Purchase Agreement, dated as of May 26, 1994, among BC Sugar Refinery Limited, Chatterton Petrochemical Corporation and Freedom Chemical Company (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.8 Settlement Agreement, dated as of April 28, 1994, between Tenneco Polymers, Inc. and Kalama Chemical, Inc. (filed as
                    Exhibit 10.8 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.9 Stock Purchase Agreement, dated as of May 21, 1993, between PMC, Inc. and Freedom Chemical Acquisition Corporation (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.10 Amendment No. 1 to Stock Purchase Agreement, dated as of September 9, 1993, between PMC, Inc. and Freedom Chemical Company (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.11 Definitive Agreement, dated as of August 13, 1993, between Sterling Winthrop Inc. and Freedom Chemical Acquisition Corporation (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.12 Ground Lease, dated September 9, 1993, between The SDI Divestiture Corp. and Hilton Davis Chemical Co. (filed as
                    Exhibit 10.12 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).


10.13 Amendment to Ground Lease Provisions, dated September 9, 1993 (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.14 Escrow Agreement, dated September 9, 1993, by and among PMC, Inc., Freedom Chemical Acquisition Corporation and CoreStates Bank, N.A. (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.15 Environmental Matters Agreement, dated September 9, 1993, among Freedom Chemical Acquisition Corporation, Hilton Davis Chemical Co. and Sterling Winthrop, Inc. (filed as Exhibit
                    10.15 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.16 Agreement for the Purchase and Sale of Assets, dated February 28, 1992, between Freedom Textile Chemicals Co. and American Cyanamid Company (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.17 Employment Agreement, dated November 15, 1994, by and between Freedom Chemical Company and Fred P. Rullo (filed as
                    Exhibit 10.18 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

Exhibit
  No.                              Description of Exhibit
-------                            ----------------------
10.18 Employment Agreement, dated November 15, 1994, by and between Freedom Chemical Company and Harold A. Sorgenti (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.19 Employment Agreement, dated June 1, 1991, between Kalama Chemical, Inc. and Robert A. Kirchner (filed as Exhibit
                    10.20 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.20 Employment Agreement, dated January 17, 1996, between Freedom Textile Chemicals Co. and Robert G. Kitchen (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.21 Letter Agreement, dated January 9, 1997, between Freedom Chemical Company and Robert G. Kitchen (filed as Exhibit 10.21(a) to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.22               Employment Agreement between Freedom Chemical Diamalt GmbH and Helmut Wolf (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.23 Letter Agreement, dated May 8, 1992, between The Freedom Group and Robert Kitchen (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.24 Employment Agreement, dated March 13, 1992, between Freedom Textile Chemicals Co. and James B. Trecek (filed as Exhibit
                    10.24 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.25 Agreement, dated December 7, 1994, by and among Freedom Chemical Company, the Freedom Group Partnership, Joseph Littlejohn & Levy Fund, L.P., Joseph Littlejohn & Levy Fund II, L.P., Harold A. Sorgenti and Fred P. Rullo (filed as
                    Exhibit 10.25 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.26 Stockholders' Agreement, dated as of May 4, 1992, among Freedom Chemical Company, Joseph Littlejohn & Levy Fund, L.P., Harold A. Sorgenti and Fred P. Rullo (filed as Exhibit
                    10.26 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.27 Amendment to Stockholders' Agreement, dated as of September 9, 1993, by and among Freedom Chemical Company, Joseph Littlejohn & Levy Fund, L.P., Freedom Investment Corp., Harold A. Sorgenti, Fred P. Rullo and RULCO, Inc. (filed as
                    Exhibit 10.27 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.28 Amendment No. 2 to Stockholders' Agreement, dated as of June 30, 1994, by and among Freedom Chemical Company, Joseph Littlejohn & Levy Fund, L.P., Joseph Littlejohn & Levy Fund II, L.P., Freedom Investment Corp., Harold A. Sorgenti, Fred
                    P. Rullo and RULCO, Inc. (filed as Exhibit 10.28 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

Exhibit
  No.                              Description of Exhibit
-------                            ----------------------

10.29 Stockholders' Agreement, dated as of June 30, 1993, by and among Freedom Chemical Company, Joseph Littlejohn & Levy Fund, L.P., Donald W. McPhail and Stamford-Atlanta Capital Corporation (filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).


10.30 Amendment to Stockholders' Agreement, dated as of June 30, 1994, by and among Freedom Chemical Company, Joseph Littlejohn & Levy Fund, L.P., Joseph Littlejohn and Levy Fund II, L.P., Donald W. McPhail and Stamford-Atlanta Capital Corporation (filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.31 Stockholders' Agreement, dated as of June 30, 1994, by and among Freedom Chemical Company, Joseph Littlejohn & Levy Fund, L.P., Joseph Littlejohn & Levy Fund II, L.P., and the individual shareholders whose names are set forth on the signature page thereto (filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.32 Stockholders' Agreement, dated as of June 30, 1994, by and among Freedom Chemical Company, Joseph Littlejohn & Levy Fund, L.P., Joseph Littlejohn & Levy Fund II, L.P., and Richard E. Gilleland (filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.33 Freedom Chemical Company 1994 Management Equity Plan (filed as Exhibit 10.33 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.34 Form of Stock Option Agreement (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.35 Amended and Restated Stock Option Agreement, dated as of November 15, 1994, between Freedom Chemical Company and The Freedom Group Partnership (filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.36 Amended and Restated Stock Option Agreement, dated as of November 15, 1994, between Freedom Chemical Company and The Freedom Group Partnership (filed as Exhibit 10.36 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.37 Amended and Restated Stock Option Agreement, dated as of November 15, 1994, between Freedom Chemical Company and The Freedom Group Partnership (filed as Exhibit 10.37 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.38 Letter, dated January 18, 1994, from The Freedom Group to Freedom Chemical Company (filed as Exhibit 10.38 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

Exhibit
  No.                              Description of Exhibit
-------                            ----------------------
10.39 Letter, dated January 24, 1994, from Freedom Investment Corp. to Joseph Littlejohn & Levy Fund, L.P.; Letter, dated January 24, 1994, from Harold A. Sorgenti and Ann R. Sorgenti to Joseph Littlejohn & Levy Fund, L.P.; Letter, dated January 24, 1994, from Sorgenti Family Partnership, L.P. to Joseph Littlejohn & Levy Fund, L.P. (filed as
                    Exhibit 10.39 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.40 Subscription Agreement, dated as of October 17, 1996 between Freedom Chemical Company and Joseph Littlejohn & Levy Fund, L.P. (filed as Exhibit 10.40 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.41 Subscription Agreement, dated as of October 17, 1996 between Freedom Chemical Company and Joseph Littlejohn & Levy Fund II, L.P. (filed as Exhibit 10.41 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.42 Assignment Agreement, dated as of May 26, 1994, between Kalama Chemical, Inc. and United States Trust Company (filed as Exhibit 10.42 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.43 Trust Agreement, dated May 26, 1994, among Chatterton Petrochemical Corporation, Freedom Chemical Company, Kalama Chemical, Inc. and United States Trust Company of New York (filed as Exhibit 10.43 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

10.44 Stock Option Agreement, dated December 18, 1996, between Freedom Chemical Company and Fred P. Rullo.

10.45 Amendment No. 1 to Employment Agreement, dated February 10, 1997, between Freedom Chemical Company and Fred P. Rullo.

21.1                Subsidiaries of Freedom Chemical Company (filed as Exhibit
                    21.1 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

24.1 Powers of Attorney of directors and officers of the Company authorizing Fred P. Rullo and Brian F. McNamara to sign any amendments to this Report on their behalf (set forth on signature pages of this Report).

27                  Financial Data Schedule.