Form 10-Q
period 1997-03-31
FREEDOM CHEMICAL CO
filed 1997-05-15
CIK 931075

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q


         /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   March 31, 1997
                                 --------------

                                       OR


         / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               -------------------   -----------------


                         Commission file number 33-84778
                                                --------


                            FREEDOM CHEMICAL COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                          51-0340498
 ---------------------------------                         -------------------
   (State or Other Jurisdiction                             (I.R.S. Employer
 of Incorporation or Organization)                         Identification No.)

          Five Radnor Corporate Center, 100 Matsonford Road, Suite 170,
          -------------------------------------------------------------
                           Radnor, Pennsylvania 19087
                           --------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (610)964-9970

      Mellon Center, Suite 3500, 1735 Market Street, Philadelphia, PA 19103
      ---------------------------------------------------------------------
  (Former Address of Principal Executive Offices, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X      No
      ---        ---

As of May 14, 1997, 156,056 shares of the registrant's Series A Common Stock and no shares of the registrant's Series B Common Stock were outstanding.

                    FREEDOM CHEMICAL COMPANY and SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
                                                       PART I
Item 1.       Consolidated Balance Sheets at December 31, 1996 and March 31, 1997.........................     3
              Consolidated Statements of Operations for the Three Months Ended March 31, 1996 & 1997......     4
              Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1996 & 1997......     5
              Notes to Consolidated Financial Statements..................................................  6-17

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations....... 18-22



                                                       PART II

Item 2.       Change in Securities........................................................................    23

Item 5.       Other Information...........................................................................    23

Item 6.       Exhibits and Reports on Form 8-K............................................................    23


                         Part I - Financial Information

   Item 1.  Financial Statements

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (Dollars in thousands, except share data)

                                                                                               December 31,      March 31,
                                                                                                  1996             1997
                                                                                                  ----             ----
                                                        ASSETS
Current assets:
  Cash and cash equivalents.............................................................        $   3,554         $  1,155
  Accounts receivable, net of allowance for doubtful accounts
    of $456 and $438, respectively......................................................           44,249           47,227
  Due from shareholders.................................................................               22               23
  Refundable income taxes...............................................................            1,811              874
  Inventories...........................................................................           53,019           55,186
  Prepaid expenses and other current assets.............................................            5,251            5,958
  Environmental indemnification.........................................................              492              192
  Deferred income taxes.................................................................            7,237            7,460
                                                                                                ---------        ---------

      Total current assets..............................................................          115,635          118,075

Property, Plant and Equipment:
  Land..................................................................................            3,872            3,819
  Buildings and improvements............................................................           14,600           14,534
  Machinery and equipment...............................................................          101,356          101,342
  Other.................................................................................           11,137           12,596
                                                                                                ---------        ---------

                                                                                                  130,965          132,291

Less accumulated depreciation...........................................................           28,754           31,432
                                                                                                ---------        ---------

                                                                                                  102,211          100,859
Other assets:
  Intangible assets, net................................................................           34,040           33,478
  Environmental indemnification.........................................................                8               46
  Deferred financing costs, net.........................................................            6,902            7,036
  Investments in joint ventures.........................................................              541            1,074
  Other.................................................................................            3,577            3,618
                                                                                                ---------        ---------


      Total assets......................................................................        $ 262,914        $ 264,186
                                                                                                =========        =========

                                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt..................................................        $   1,067        $   1,041
  Short-term borrowings.................................................................              936              459
  Notes payable.........................................................................            1,098              848
  Accounts payable......................................................................           20,996           22,362
  Accrued expenses......................................................................            7,889            7,160
  Accrued interest......................................................................            3,033            6,492
  Accrued compensation..................................................................            5,787            4,426
  Accrued restructuring and other charges...............................................            4,627            3,701
  Environmental.........................................................................            1,200            1,200
                                                                                                ---------        ---------

      Total current liabilities.........................................................           46,633           47,689

Long-term debt..........................................................................          153,560          156,822
Environmental...........................................................................           14,550           13,705
Deferred income taxes...................................................................           12,259           12,472
Postretirement benefits.................................................................            4,416            4,494
Accrued restructuring and other charges.................................................            1,437            1,437
Other...................................................................................            3,346            2,150
Minority interest.......................................................................            3,390            3,462
Commitments and contingencies...........................................................            --               --
Mandatory redeemable preferred stock:
  Series B, cumulative, $1,000 par value, authorized 40,000 shares;
  issued and outstanding 21,322 shares, stated at liquidation value of $1,000 per share plus accrued and unpaid dividends of $11,389
  and $12,360, respectively.............................................................           32,711           33,682
  Series C, cumulative, $1,000 par value, authorized 15,000 shares;
  issued 9,137 shares, outstanding 8,916 shares, stated at liquidation value of $1,054 per share plus accrued and unpaid dividends of $3,453 and
  $3,832, respectively..................................................................           13,083           13,462

  Less: Treasury stock, at cost
 (221 shares of Series C preferred).....................................................             (262)            (262)
                                                                                                ---------        ---------
                                                                                                   45,532           46,882
Stockholders' deficit:
  Common stock:
  Series A, $.01 par value, authorized 200,000 shares; issued 156,001
  shares respectively, outstanding 154,481 and 155,610 shares, respectively.............                2                2
  Series B, $.01 par value, authorized 10,000 shares; none issued or outstanding........               --               --
  Additional paid-in capital............................................................           10,846            9,924
  Accumulated deficit...................................................................          (30,444)         (30,903)
  Cumulative translation adjustment.....................................................             (397)          (1,734)
                                                                                                ---------        ----------

                                                                                                  (19,993)         (22,711)
Less: Stockholder notes receivable......................................................           (2,113)          (2,113)
  Treasury stock, at cost (391 shares of Series A common)...............................              (46)             (46)
  Minimum pension liability.............................................................              (57)             (57)
                                                                                                ---------       ----------

Total stockholders' deficit.............................................................          (22,209)         (24,927)
                                                                                                ---------       ----------

       Total liabilities and stockholders' deficit......................................        $ 262,914        $ 264,186
                                                                                                =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                  -------------------------
                                                                  1996                 1997
                                                                  ----                 ----
Net sales.........................................             $  77,129            $  70,675
Cost of goods sold................................                56,584               55,371
                                                               ---------            ---------
      Gross profit................................                20,545               15,304
Selling, general and administrative expense.......                12,719               10,957
Noncash compensation expense .....................                    37                    6
Research and development expense..................                 1,235                1,036
Restructuring and other charges ..................                     -                   88
                                                               ---------            ---------
      Operating income ..........................                  6,554                3,217
Interest and debt expense.........................                 3,427                4,432
Other income......................................                     -                  326
                                                               ---------            ---------

          Income (loss) before minority interest
          and income taxes .......................                 3,127                 (889)
Minority interest.................................                    59                   65
                                                               ---------            ---------

         Income (loss) before income taxes .......                 3,068                 (954)
Provision for income taxes........................                 1,095                   52
Equity in income of joint ventures................                   118                  547
                                                               ---------            ---------

          Net income (loss).......................                 2,091                 (459)



Less:  preferred dividends                                         1,215                1,350
                                                               ---------            ---------

     Net income (loss) applicable to common shares             $     876             $ (1,809)
                                                               =========            =========


         The accompanying notes are an integral part of the consolidated financial statements.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)


                                                                     Three Months Ended
                                                                          March 31,
                                                                  -------------------------
                                                                  1996                 1997
                                                                  ----                 ----
Cash flows from operating activities:
    Net income (loss).................................         $   2,091            $  (459)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization.....................             3,341              3,668
    Provision for doubtful accounts...................                75                 14
    (Gain)/loss on sale of fixed assets...............               (52)                99
    Minority interest.................................                59                 65
    Non-cash compensation expense.....................                37                  6
    Equity increase of joint ventures.................              (118)              (546)
    Deferred income taxes.............................               327                (16)
    Other changes that provided (used) cash:
        Accounts receivable...........................           (10,916)            (4,018)
        Inventories...................................            (6,391)            (4,042)
        Prepaid expenses and other current assets                     84               (638)
        Accounts payable, accrued expenses and
          other liabilities...........................            11,318              3,447
                                                               ---------            -------
   Net cash used in operating activities                            (145)            (2,420)
                                                               ---------          ---------

Cash flows from financing activities:
       Capital expenditures...........................            (1,119)            (3,748)
       (Increase) decrease in investments
       in joint ventures..............................                (7)                --
       Proceeds from sale of capital equipment........             1,624                 --
       Payments for environmental liabilities.........              (837)              (845)
       Proceeds from environmental indemnification....               366                262
       Other..........................................                12                (29)
                                                               ---------          ---------

    Net cash provided by (used in) investing activities               39             (4,360)

Cash flows from financing activities:
    Issuance of common stock..........................                --                119
    Revolving borrowings under Credit Agreement.......            14,750             37,531
    Revolving repayments under Credit Agreement.......           (13,764)           (33,186)
    Term loan repayments under Credit Agreement.......            (2,422)               --
    Short-term borrowings under European Facility.....            10,040                111
    Repayments of short-term borrowing under
     European Facility................................            (8,725)              (165)
    Payment of registration costs.....................                --               (366)
    Repayment of capital lease obligations............               (66)                (6)
    Payments for financing costs......................               (17)               (52)
    Other.............................................               (14)                 8
                                                               ---------          ---------
Net cash provided by (used in) financing activities...              (218)             3,994
                                                               ---------          ---------

Effect of exchange rate changes on cash...............              (340)               387
                                                               ---------          ---------
Net decrease in cash and
    cash equivalents..................................              (664)            (2,399)

Cash and cash equivalents, beginning of period........             1,450              3,554
                                                               ---------          ---------

Cash and cash equivalents, end of period..............         $     786          $   1,155
                                                               =========          =========



                 The accompanying notes are an integral part of the consolidated financial statements.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)



1.  Description of Business

     Freedom Chemical Company, the Registrant ("FCC"; collectively with its subsidiaries referred to as the "Company") was incorporated in Delaware on April 14, 1992 for the purpose of acquiring specialty chemical companies which manufacture and market specialty chemical products for diverse applications. The Company focuses globally on niche markets where it has strong market positions, which have relatively few competitors and where there are significant barriers to entry. In addition, the Company's products are often very important to the performance of its customers products, but typically represent a relatively small percentage of their total costs. The Company has five core product lines:
(i) Food and Personal Care Ingredients; (ii) Pharmaceutical Intermediates and Natural Additives; (iii) Specialty Organic Chemicals and Intermediates; (iv) Organic Pigments and Dyes; and (v) Textile and Paper Chemicals.

2.  Accounting Policies

     The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company as of March 31, 1997 and the results of its operations and changes in its cash flows for the three months ended March 31, 1996 and 1997, respectively. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The financial information presented herein should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     The consolidated financial statements include the accounts of FCC and its subsidiaries which include: Freedom Textile Chemicals Co. and subsidiaries ("FTCC"), Hilton Davis Chemical Company ("HDCC"), Kalama Chemical, Inc. and subsidiaries ("KCI"), Freedom Chemical Diamalt GmbH ("Diamalt") and subsidiaries (collectively "FCD"), Freedom Europe B.V. ("BV") and Diamalt Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.  Inventories

A summary of the major classifications of inventories is as follows:

                                                                March 31,
                                                                  1997
                                                                  ----
                   Raw materials, work in process                $25,252
                   Finished goods                                 31,744
                                                                 -------
                                                                  56,996
                   Less: reserves                                 (1,810)
                                                                 -------
                                                                 $55,186
                                                                 =======

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

4.  New Pronouncement

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 129, "Disclosure of Information about Capital Structure" which becomes effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 established certain required disclosures related to information about securities, liquidation preference of preferred stock and redeemable stock. The Company currently discloses the capital structure information required by SFAS 129.

5.  Restructuring and Other Charges

     In the first quarter of 1997, the Company recorded charges totaling $88, which reduced operating income from $3.3 million to $3.2 million as a result of a marketing revitalization program the Company initiated primarily for its Organic Pigments and Dyes product group. The Company expects to record approximately $0.6 million in 1997 for this program. These charges will be recorded as incurred throughout the remainder of the year.

6.  Subsequent Event

     In April 1997, the Company committed and reached an agreement to close its Vernon, France facility in June 1997. Manufacturing production and certain manufacturing equipment will be transferred to other locations as part of the closure plan. During the second quarter, the Company will record restructuring and other charges of approximately $1.6 million for severance to employees, $0.3 million for the writedown of fixed assets, and $0.5 million for other charges, primarily for preparing the site for sale.

7.  Environmental Contingencies

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

     In connection with the purchase of a number of the Company's facilities, contractual rights were obtained to indemnify the Company for certain types of environmental pollution relating to those facilities. As more fully described below, the Company consequently believes that a portion of the costs incurred in connection with environmental liabilities existing prior to the Company's ownership and remediation actions that may be required relating to the Company's past and present properties will be the responsibility of other parties. Accordingly, the Company believes that future liabilities over the amounts accrued, relating to environmental conditions existing prior to the Company's ownership and remediation actions, are not likely to have a material adverse effect on the financial position of the Company, although the effect on results of operations and cash flows could be material when these conditions are resolved in a future period.

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

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)


   FTCC
     In order to consolidate its textile operations, in 1995, the Company transferred the textile assets of HDCC located in Cowpens, South Carolina, acquired as a part of the HDCC acquisition, to FTCC. In 1994, the Company reached a tentative agreement with the South Carolina Department of Health and Environmental Control on an administrative consent agreement requiring the former owner of the Cowpens facility prior to HDCC to take corrective measures and conduct additional investigation, and the Company and the State of South Carolina agreed on a work plan for assessment and remediation. As part of the FTCC Asset Purchase Agreement, the former owner of the property prior to HDCC agreed that the costs to be expended for the investigation and remediation of the existing environmental conditions would be deducted from the final purchase price payment due to them of $350.

     At the time of the acquisition, the Company recorded a liability for $350 relating to the payment due to the former owners. In 1994, initial investigations disclosed offsite groundwater contamination. The Company hired an environmental consultant to manage this project and is developing an investigative plan. While the Company believes that any remediation costs incurred may be recovered from the prior owners, a $1.9 million charge was recorded in 1995 for estimated remediation costs since any recoveries or reimbursements from the prior owners are not currently determinable. FTCC believes the risk of loss exposure is up to $6.5 million.

   HDCC

     In connection with the acquisition of HDCC, Sterling Winthrop, Inc. ("SWI"), a former owner of HDCC, entered into an Environmental Matters Agreement ("EMA") with HDCC, whereby SWI has taken responsibility for environmental conditions that predate 1987, with certain exceptions, as well as for remediation of the land at HDCC's Cincinnati facility pursuant to an October 1986 Consent Decree entered into between the State of Ohio and SWI and its subsidiary.

     Under the EMA, HDCC has agreed to share responsibility with SWI for certain specific environmental conditions. Also, HDCC is responsible for environmental conditions that postdate 1986. In addition, PMC, Inc. ("PMC"), another prior owner of HDCC, has placed $1 million of the purchase price paid by the Company in an escrow account to indemnify the Company against breaches of representations and warranties contained in the Stock Purchase Agreement between PMC and the Company, including schedules thereto, to the extent such liabilities (including certain claims not related to the environment) exceeded $200 in the aggregate and subject to a total cap of $1 million (excluding certain claims not related to the environment). HDCC does not believe that it will be required to incur significant liability in connection with such environmental conditions.

   KCI

     KCI owns three manufacturing facilities: Kalama, Washington, Garfield, New Jersey, and Beaufort, South Carolina. Operations at these three sites, including operations by subsidiaries formerly owned by KCI, have generated environmental liabilities. The Stock Purchase Agreement between the Company and BC Sugar whereby the Company acquired KCI (the "KCI Stock Purchase Agreement"), requires BC Sugar to indemnify and reimburse the Company for certain environmental liabilities, as discussed in more detail below.

     The Company's Kalama, Washington facility is subject to an agreed order between KCI and the Environvental Protection Agency ("EPA") requiring KCI to remediate portions of the site and to limit potential offsite contamination, pursuant to the Resource Conservation and Recovery Act ("RCRA"). The EPA has approved Kalama's interim corrective measures work plan and RCRA facility investigation report describing proposed remediation of the site. Capital equipment has been installed in part of the facility and remediation is ongoing. The Company believes that the interim corrective measures will provide most if not all of the remediation required by the EPA. As of March 31, 1997, KCI has accrued approximately $6,300 for this liability and believes the risk of

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)


loss exposure is up to $18,600. The associated indemnification as of March 31, 1997 is $200 to $7,000 based on the risk of loss exposure.

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

     As of March 31, 1997, KCI has accrued approximately $700 for this liability and believes the risk of loss exposure is up to $1,100. The associated indemnification as of March 31, 1997 is $200 to $500 based on the risk of loss exposure.

     The Company's Beaufort facility has been listed on the EPA's National Priorities List pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). KCI's subsidiary, Kalama Specialty Chemicals, Inc. ("KSCI"), has conducted environmental studies of the site to identify the extent of contamination and to evaluate the feasibility of remediation alternatives, pursuant to an administrative order of consent between KSCI and the EPA. The EPA and KSCI have reached agreement on a consent decree under which KSCI is to perform the remediation strategy selected by the EPA. Pilot equipment was installed and test work commenced in 1995. BC Sugar will remain responsible for certain of KCI's portion of the cleanup costs pursuant to the KCI Stock Purchase Agreement as described below. Manufacturing operations at this facility have also ceased. As of March 31, 1997, KCI has accrued approximately $3,900 for this liability and believes the risk of loss exposure is up to $5,900. The associated indemnification as of March 31, 1997 is $400 to $1,100 based on the risk of loss exposure.

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

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)



     The KCI Stock Purchase Agreement provides certain indemnifications and related provisions which address these liabilities. Pursuant to the agreement, BC Sugar remains responsible for the costs of investigation, negotiations with government agencies, and installation of the capital expenditure component of the cleanup required by the government at each of the three facilities currently owned by KCI and its subsidiaries (i.e. Kalama, Garfield and Beaufort). BC Sugar is also responsible for a total of 50 percent of the costs of operation and maintenance arising from the capital expenditure component of cleanup at these three sites until five years after the installation of the capital expenditure component of each site.

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

     In the KCI Stock Purchase Agreement, BC Sugar also agreed to remain responsible for certain liabilities arising from violations of environmental laws occurring before May 26, 1994, at sites currently or formerly owned by KCI to the extent such liabilities in the aggregate exceed $2,000 and claims are made by the Company for such reimbursement before May 26, 1996. However, the KCI Stock Purchase Agreement also includes certain warranties and representations by BC Sugar that KCI was in compliance with environmental laws as of the closing date (May 26, 1994), except as set forth in a schedule accompanying and incorporated into the KCI Stock Purchase Agreement. BC Sugar further agreed to indemnify the Company and KCI against liabilities arising out of the breach of these representations and warranties to the extent each such liability exceeded $50 individually and all such liabilities exceeded $600 in the aggregate, and provided any such claim is made by the Company or KCI before May 26, 1996. All of the indemnifications and other provisions whereby BC Sugar agreed to remain responsible for costs in the KCI Stock Purchase Agreement, including those described above, are subject to an aggregate limit of $44,000 and including certain costs which may be directly incurred or paid by BC Sugar. The KCI Stock Purchase Agreement required BC Sugar to establish a trust fund to provide reimbursement for expenditures for environmental liabilities by KCI and the Company for which BC Sugar is liable under the agreement.

     As a result of the KCI Stock Purchase Agreement and the Tenneco Settlement Agreement, the Company does not believe that additional liabilities, if any, to be incurred by KCI under environmental laws would be material to the Company's financial position, results of operations or cash flows.

     In May 1991, the EPA issued a compliance order to KCI alleging nine violations of the Clean Air Act, dating back to 1984, at the Kalama facility. In July 1994, KCI was informally notified by the EPA that these violations (and possibly other alleged violations of the Clean Air Act) had been referred to the Department of Justice for possible initiation of an enforcement action. In 1996, the Company signed a consent agreement with the Department of Justice which contemplates the payment of a penalty as well as an additional payment to fund supplemental environmental projects, both totaling approximately $1,600, which is included in the liabilities established by the Company in connection with the acquisition of KCI. The Company has made a claim to BC Sugar for indemnification in this matter.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)


8. Condensed Consolidating Financial Statements

     The following condensed consolidating financial data illustrates the composition of the consolidated financial statements. The Parent is FCC. The U.S. Guarantor Subsidiaries include all domestic subsidiaries of FCC including the following: FTCC and certain of its subsidiaries (Freedom Textile Chemical Company (South Carolina), Inc. and FCC Acquisition Corp.), HDCC, KCI and its subsidiaries (Kalama Specialty Chemicals, Inc. and Kalama Foreign Sales Corporation) and Diamalt Inc. The German Guarantor Subsidiary is Diamalt, excluding its subsidiaries. The Non-Guarantor Subsidiaries include the following: A-Chem (U.K.) Limited (a subsidiary of FTCC), BV, Societe Francaise Des Colloides, S.A. (a subsidiary of BV), Diamalt Pharmorganica Pvt. Limited (a subsidiary of Diamalt), Diamalt Srl (a subsidiary of Diamalt), Indiamalt Private Limited (a subsidiary of Diamalt). The U.S. and German Guarantor Subsidiaries are wholly owned by the Parent.

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

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                                Condensed Consolidating Balance Sheet
                                                                      As of December 31, 1996
                                          ------------------------------------------------------------------------------

                                                      U.S.         German          Non
                                                    Guarantor     Guarantor     Guarantor
                                           Parent  Subsidiaries   Subsidiary   Subsidiaries   Eliminations   Consolidated
                                           ------  ------------   ----------   ------------   ------------   ------------
                            ASSETS
Current assets:
    Cash and cash equivalents.........        $88          $344       $2,218           $992          $(88)         $3,554
    Accounts receivable, net..........         --        29,933       11,458          2,858            --          44,249
    Due from affiliates...............      6,294            --           --          1,566        (7,860)             --
    Due from shareholder..............         17             5           --             --            --              22
    Refundable income taxes...........      1,811            --           10             --           (10)          1,811
    Inventories.......................         --        33,522       17,481          2,069           (53)         53,019
    Prepaid expenses and other
        current assets................         63         2,164        2,858            410          (244)          5,251

    Environmental indemnification.....         --           492           --             --            --             492
    Deferred income taxes.............        609         6,492           --            136            --           7,237
                                         --------      --------      -------        -------      --------        --------

        Total current assets..........      8,882        72,952       34,025          8,031        (8,255)        115,635
   Property, Plant and Equipment:
    Land..............................         --         2,610          438            824            --           3,872
    Buildings and improvements........         --        13,001          704            895            --          14,600
    Machinery and equipment...........         --        88,186        9,047          4,123            --         101,356
    Other.............................        376         8,805          733          1,223            --          11,137
                                         --------      --------      -------        -------      --------        --------

                                              376       112,602       10,922          7,065            --         130,965
Less accumulated depreciation.........        142        25,680        1,544          1,388            --          28,754
                                         --------      --------      -------        -------      --------        --------

                                              234        86,922        9,378          5,677            --         102,211
Other assets:
    Intangible assets, net............        335        33,063          267             59           316          34,040
    Environmental indemnification.....         --             8           --             --            --               8
    Deferred financing costs, net.....         --         5,946          948              8            --           6,902
    Investments in joint ventures.....         --            --          541             --            --             541
    Deferred income taxes.............      3,204            --           --             --        (3,204)             --
    Other.............................        148         3,163          220             46            --           3,577
Notes receivable, subsidiaries........    127,943         6,578          539             --      (135,060)             --
Investment in subsidiaries............     25,405         2,752        3,329             --       (31,486)             --
                                         --------      --------      -------        -------      --------        --------

        Total assets..................   $166,151      $211,384      $49,247        $13,821     $(177,689)       $262,914
                                         ========      ========      =======        =======     =========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term
        debt..........................        $--           $26          $--         $1,041           $--          $1,067
    Short-term borrowings.............         --            --          458            478            --             936
    Notes payable.....................          2           773           --            323            --           1,098
    Accounts payable..................        186        15,654        4,072          1,169           (85)         20,996
    Due to affiliates.................         --           479        7,161            220        (7,860)             --
    Accrued expenses..................        428         6,686          730            298          (253)          7,889
    Accrued interest..................      2,897            --          104             32            --           3,033
    Accrued compensation..............        345         4,184          750            508            --           5,787
    Accrued restructuring and other
        charges.......................        953         3,016          557            101            --           4,627
    Environmental.....................         --         1,200           --             --            --           1,200
                                         --------      --------      -------        -------      --------        --------

Total current liabilities.............      4,811        32,018       13,832          4,170        (8,198)         46,633
Long-term debt........................    134,500            --       18,591            469            --         153,560
Environmental.........................         --        14,550           --             --            --          14,550
Deferred income taxes.................         --        15,416           --             47        (3,204)         12,259
Postretirement benefits...............         --         4,416           --             --            --           4,416
Accrued restructuring and other
    charges...........................         --         1,437           --             --            --           1,437
Notes payable.........................         --       119,676       13,425          1,959      (135,060)             --
Other.................................      2,456           173          456            261            --           3,346
Minority interest.....................         --            --           --            290         3,100           3,390
Commitments and contingencies.........         --            --           --             --            --              --
Mandatory redeemable preferred
    stock:............................     45,794         3,079           --             --        (3,079)         45,794
Less: Treasury stock..................       (262)           --           --             --            --            (262)
                                         --------      --------      -------        -------      --------        --------

                                           45,532         3,079           --             --        (3,079)         45,532
Stockholders' equity (deficit):
    Common stock: ....................          2         1,200        1,291          2,333        (4,824)              2
Preferred stock.......................         --         3,839         --               --        (3,839)             --
Additional paid-in capital............     10,846        33,928        8,241          2,761       (44,930)         10,846
Retained earnings (accumulated
    deficit)..........................    (29,980)      (18,148)      (6,097)         1,648        22,133         (30,444)
Cumulative translation
    adjustment........................         --            --         (492)          (117)          212            (397)
Less: Stockholder note
    receivable........................     (1,913)         (200)          --             --            --          (2,113)
    Treasury stock, at cost...........        (46)           --           --             --            --             (46)
    Minimum pension liability.........        (57)           --           --             --            --             (57)
                                         --------      --------      -------        -------      --------        --------

Total stockholders' equity
    (deficit).........................    (21,148)       20,619        2,943          6,625       (31,248)        (22,209)
                                         --------      --------      -------        -------      --------        --------

       Total liabilities and
         stockholders' equity
         (deficit)....................   $166,151      $211,384      $49,247        $13,821     $(177,689)       $262,914
                                         ========      ========      =======        =======     =========        ========


                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                                Condensed Consolidating Balance Sheet
                                                                      As of December 31, 1997
                                          ------------------------------------------------------------------------------

                                                      U.S.         German          Non
                                                    Guarantor     Guarantor     Guarantor
                                           Parent  Subsidiaries   Subsidiary   Subsidiaries   Eliminations   Consolidated
                                           ------  ------------   ----------   ------------   ------------   ------------
                            ASSETS
Current assets:
    Cash and cash equivalents.........       $136           $10         $155           $990         $(136)         $1,155
    Accounts receivable, net..........         --        34,202        9,898          3,127            --          47,227
    Due from affiliates...............      6,345            --          285          1,967        (8,597)             --
    Due from shareholder..............         23            --           --             --            --              23
    Refundable income taxes...........      1,107            --           --             --          (233)            874
    Inventories.......................         --        34,576       18,602          2,069           (61)         55,186
    Prepaid expenses and other
        current assets................         27         1,482        3,733            550           166           5,958

    Environmental indemnification.....         --           192           --             --            --             192
    Deferred income taxes.............        609         6,712           --            139            --           7,460
                                         --------      --------      -------        -------      --------        --------

        Total current assets..........      8,247        77,174       32,673          8,842        (8,861)        118,075
   Property, Plant and Equipment:
    Land..............................         --         2,610          405            804            --           3,819
    Buildings and improvements........         --        13,009          649            876            --          14,534
    Machinery and equipment...........         --        88,455        8,233          4,654            --         101,342
    Other.............................        407        10,312          838          1,039            --          12,596
                                         --------      --------      -------        -------      --------        --------

                                              407       114,386       10,125          7,353            --         132,291
Less accumulated depreciation.........        158        28,158        1,600          1,516            --          31,432
                                         --------      --------      -------        -------      --------        --------

                                              249        86,228        8,525          5,857            --         100,859
Other assets:
    Intangible assets, net............        311        32,614          211            103           239          33,478
    Environmental indemnification.....         --            46           --             --            --              46
    Deferred financing costs, net.....        380         5,771          878              7            --           7,036
    Investments in joint ventures.....         --            --        1,074             --            --           1,074
    Deferred income taxes.............      3,204            --           --             --        (3,204)             --
    Other.............................        157         3,215          203             43            --           3,618
Notes receivable, subsidiaries........    133,858         6,578          996             --      (141,432)             --
Investment in subsidiaries............     23,392         2,375        3,696             --       (29,463)             --
                                         --------      --------      -------        -------      --------        --------

        Total assets..................   $169,798      $214,001      $48,256        $14,852     $(182,721)       $264,186
                                         ========      ========      =======        =======     =========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term
        debt..........................        $--           $14          $--         $1,027           $--          $1,041
    Short-term borrowings.............         --            --           --            459            --             459
    Notes payable.....................         --           469           --            379            --             848
    Accounts payable..................        394        17,957        2,611          1,536          (136)         22,362
    Due to affiliates.................         --           347        7,885            365        (8,597)             --
    Accrued expenses..................        809         5,433          695            289          (235)          7,160
    Accrued interest..................      6,331            --          147             14            --           6,492
    Accrued compensation..............        112         2,945          880            489            --           4,426
    Accrued restructuring and other
        charges.......................        745         2,425          462             69            --           3,701
    Environmental.....................         --         1,200           --             --            --           1,200
                                         --------      --------      -------        -------      --------        --------

Total current liabilities.............      8,391        30,790       12,680          4,627        (8,799)         47,689
Long-term debt........................    136,000            --       20,388            434            --         156,822
Environmental.........................         --        13,705           --             --            --          13,705
Deferred income taxes.................         --        15,636           --             40        (3,204)         12,472
Postretirement benefits...............         --         4,494           --             --            --           4,494
Accrued restructuring and other
    charges...........................         --         1,437           --             --            --           1,437
Notes payable.........................         --       125,465       13,425          2,542      (141,432)             --
Other.................................      1,316           125          474            235            --           2,150
Minority interest.....................         --            --           --            295         3,167           3,462
Commitments and contingencies.........         --            --           --             --            --              --
Mandatory redeemable preferred
    stock:............................     47,144         3,145           --             --        (3,145)         47,144
Less: Treasury stock..................       (262)           --           --             --            --            (262)
                                         --------      --------      -------        -------      --------        --------

                                           46,882         3,145           --             --        (3,145)         46,882
Stockholders' equity (deficit):
    Common stock: ....................          2         1,200        1,291          2,333        (4,824)              2
Preferred stock.......................         --         3,938           --             --        (3,938)             --
Additional paid-in capital............      9,924        33,928        8,241          2,761       (44,930)          9,924
Retained earnings (accumulated
    deficit)..........................    (30,701)      (19,662)      (6,763)         1,983         24,240        (30,903)
Cumulative translation
    adjustment........................         --            --       (1,480)          (398)           144         (1,734)
Less: Stockholder note
    receivable........................     (1,913)         (200)          --             --             --         (2,113)
    Treasury stock, at cost...........        (46)           --           --             --             --            (46)
    Minimum pension liability.........        (57)           --           --             --             --            (57)
                                         --------      --------      -------        -------       --------       --------

Total stockholders' equity (deficit)..    (22,791)       19,204        1,289          6,679       (29,308)        (24,927)
                                         --------      --------      -------        -------       --------        --------

        Total liabilities and
            stockholders' equity
           (deficit)..................   $169,798      $214,001      $48,256        $14,852     $(182,721)       $264,186
                                         ========      ========      =======        =======     =========        ========

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                                  Condensed Consolidating Statement of Operations
                                                                      For the Three Months Ended March 31, 1996
                                                    ------------------------------------------------------------------------------
                                                                U.S.         German          Non
                                                              Guarantor     Guarantor     Guarantor
                                                   Parent    Subsidiaries   Subsidiary   Subsidiaries   Eliminations   Consolidated
                                                   ------    ------------   ----------   ------------   ------------   ------------
Net sales....................................      $   --        $56,269       $18,415        $3,632        $(1,187)        $77,129
Cost of goods sold...........................          --         41,415        13,665         2,635         (1,131)         56,584
                                                   ------        -------       -------        ------        -------         -------

    Gross profit.............................          --         14,854         4,750           997            (56)         20,545
Selling, general and administrative expense..         927          8,080         3,189           706           (183)         12,719
Noncash compensation expense.................          37             --            --            --             --              37
Research and development expense.............          --            872           313            50             --           1,235
                                                   ------        -------       -------        ------        -------         -------
    Operating income (loss)..................        (964)         5,902         1,248           241            127           6,554
Interest and debt expense (income)...........         166          2,625           569            67             --           3,427
Other income (expense).......................       1,171           (991)          102           (36)          (246)             --
Equity in income (loss) of subsidiary........       2,187            591           189            --         (2,967)             --
                                                   ------        -------       -------        ------        -------         -------
    Income (loss) before minority interest
           and income taxes.................        2,228          2,877           970           138         (3,086)          3,127
Minority interest............................          --             --            --            --             59              59
                                                   ------        -------       -------        ------        -------         -------
    Income (loss) before income taxes........       2,228          2,877           970           138         (3,145)          3,068
Provision (benefit) for income taxes.........          20          1,138             1            (3)           (61)          1,095
Equity in income of joint ventures.........            --             --           118            --             --             118
                                                   ------        -------       -------        ------        -------         -------

    Net income (loss)........................       2,208          1,739         1,087           141         (3,084)          2,091
Less: preferred dividends....................       1,215            637            --            --           (637)          1,215
                                                   ------        -------       -------        ------        -------         -------
    Net income (loss) applicable to
          common shares......................      $  993        $ 1,102       $ 1,087        $  141        $(2,447)           $876
                                                   ======        =======       =======        ======        =======         =======


                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)


                                                                  Condensed Consolidating Statement of Operations
                                                                      For the Three Months Ended March 31, 1997
                                                    ------------------------------------------------------------------------------
                                                                U.S.         German          Non
                                                              Guarantor     Guarantor     Guarantor
                                                   Parent    Subsidiaries   Subsidiary   Subsidiaries   Eliminations   Consolidated
                                                   ------    ------------   ----------   ------------   ------------   ------------
Net sales..................................       $   --         $55,873      $12,698         $4,578        $(2,474)       $70,675
Cost of goods sold.........................           --          43,560       10,987          3,150         (2,326)        55,371
                                                 -------         -------      -------         ------        -------        -------
    Gross profit...........................           --          12,313        1,711          1,428           (148)        15,304
Selling, general and administrative expense          907           6,871        2,624            686           (131)        10,957
Noncash compensation expense...............            6              --           --             --             --              6
Research and development expense...........           --             738          256             42             --          1,036
Restructuring and other charges............           --              88           --             --             --             88
                                                 -------         -------      -------         ------        -------        -------

    Operating income (loss)................         (913)          4,616       (1,169)           700            (17)         3,217
Interest and debt expense (income).........         (225)          3,707          904             46             --          4,432
Other income (expense).....................        2,439          (2,327)         618           (183)          (221)           326
Equity in income (loss) of subsidiary......       (1,929)           (292)         242             --          1,979             --
                                                 -------         -------      -------         ------        -------        -------
    Income (loss) before minority interest
          and income taxes.................         (178)         (1,710)      (1,213)           471          1,741           (889)
Minority interest..........................           --              --           --             --             65             65
                                                 -------         -------      -------         ------        -------        -------
    Income (loss) before income taxes......         (178)         (1,710)      (1,213)           471          1,676           (954)
Provision (benefit) for income taxes.......          549            (445)           1             50           (103)            52
Equity in income of joint ventures.........           --              --          547             --             --            547
                                                 -------         -------      -------         ------        -------        -------
    Net income (loss)......................         (727)         (1,265)        (667)           421          1,779           (459)
Less: preferred dividends..................        1,351             164           --             --           (164)         1,351
                                                 -------         -------      -------         ------        -------        -------
    Net income (loss) applicable to common
          shares...........................      $(2,078)        $(1,429)      $ (667)        $  421         $1,943        $(1,810)
                                                 =======         =======       ======         ======         ======        =======


                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                                        Condensed Consolidating Statement of Cash Flows
                                                                            For the Three Months Ended March 31, 1996
                                                          -------------------------------------------------------------------------
                                                                    U.S.        German         Non
                                                                  Guarantor    Guarantor    Guarantor
                                                         Parent  Subsidiaries  Subsidiary  Subsidiaries  Eliminations  Consolidated
                                                         ------  ------------  ----------  ------------  ------------  ------------
Net cash provided by  (used in) investing
    activities...................................     $  1,489        $  278     $(1,230)       $ (938)       $  256        $  (145)
                                                      --------        ------     -------        ------        ------        -------

Cash flow from investing activities:
    Capital expenditures.........................          (70)         (637)       (313)          (99)           --         (1,119)
    Increase in investments in joint ventures               --            --          (7)           --            --             (7)
    Proceeds from sale of capital equipment......           --         1,572          52            --            --          1,624
    Payments for environmental liabilities.......           --          (837)         --            --            --           (837)
    Proceeds from environmental indemnification             --           366          --            --            --            366
    Other........................................           --            12          --            --            --             12
                                                      --------        ------     -------        ------        ------        -------

Net cash provided by (used in)
    investing activities.........................          (70)          476        (268)          (99)           --             39
                                                      --------       -------     -------        ------        ------        -------

Cash flows from financing activities:
    Revolving borrowings under Credit Agreement..       14,750            --          --            --            --         14,750
    Revolving repayments under Credit Agreement..      (13,764)           --          --            --            --        (13,764)
    Term loan repayments under Credit Agreement..       (2,422)           --          --            --            --         (2,422)
    Short-term loan borrowings under European
        Facility.................................           --            --         709           606            --          1,315
    Repayment of capital lease obligations.......           --           (54)         --           (12)           --            (66)
    Payments for financing costs.................           --            --          --           (17)           --            (17)
    Other........................................           --           (14)         --            --            --            (14)
    Subsidiary loans.............................           57          (686)        616            13            --             --
                                                      --------        ------     -------        ------        ------        -------
Net cash provided by (used in)
    financing activities.........................       (1,379)         (754)      1,325           590            --           (218)
Effect of exchange rate changes on cash..........           --            --         (17)          (28)         (296)          (341)
                                                      --------        ------     -------        ------        ------        -------
Net increase (decrease) in cash and cash
    equivalents..................................           40            --        (190)         (475)          (40)          (664)
Cash and cash equivalents,
    beginning of period..........................          248            --         429         1,021          (248)         1,450
                                                      --------        ------     -------        ------        ------        -------
Cash and cash equivalents, end of
    period.......................................     $    288        $   --     $   239        $  546        $ (288)       $   786
                                                      ========        ======     =======        ======        ======        =======


                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                                        Condensed Consolidating Statement of Cash Flows
                                                                            For the Three Months Ended March 31, 1997
                                                         --------------------------------------------------------------------------
                                                                    U.S.        German         Non
                                                                  Guarantor    Guarantor    Guarantor
                                                         Parent  Subsidiaries  Subsidiary  Subsidiaries  Eliminations  Consolidated
                                                         ------  ------------  ----------  ------------  ------------  ------------
Net cash provided by (used in)
    operating activities...............                $ 4,731       $(2,227)    $(4,154)       $  (56)       $ (714)       $ 2,420)
                                                       -------       -------     -------        ------        ------        -------

Cash flows from investing activities:
    Capital expenditures...............                    (21)       (3,319)        (44)         (364)           --         (3,748)
    Payments for environmental liabilities                  --          (845)         --            --            --           (845)
    Proceeds from environmental
         indemnification...............                     --           262          --            --            --            262
    Other..............................                     --            12          --           (41)           --            (29)
                                                       -------       -------     -------        ------        ------        -------
Net cash flows used in investing
    activities.........................                    (21)       (3,890)        (44)         (405)                      (4,360)
                                                       -------       -------     -------        ------        ------        -------
Cash flows from financing activities:
    Issuance of common stock...........                    119            --          --            --            --            119
    Revolving borrowings under Credit
        Agreement......................                 12,000            --      25,531            --            --         37,531
    Revolving repayments under Credit
        Agreement......................                (10,500)           --     (22,686)           --            --        (33,186)
    Short-term borrowings under
         European Facility.............                     --            --          --           111            --            111
    Repayments of short-term
        borrowing under European Facility                   --            --          --          (165)           --           (165)
    Payment of registration costs......                   (366)           --          --            --            --           (366)
    Repayment of capital lease obligations                  --            (6)         --            --            --             (6)
    Payments for financing costs.......                     --            --         (52)           --            --            (52)
     Other.............................                     --            --          --             8            --              8
    Subsidiary loans...................                 (5,915)        5,789        (457)          583            --             --
                                                       -------       -------     -------        ------        ------        -------
Net cash provided by (used in)
    financing activities...............                 (4,662)        5,783       2,336           537            --          3,994
                                                       -------       -------     -------        ------        ------        -------
Effect of exchange rate changes on cash                     --            --        (201)          (78)          666            387
                                                       -------       -------     -------        ------        ------        -------

Net increase (decrease) in cash and
    cash equivalents...................                     48          (334)     (2,063)           (2)          (48)        (2,399)
Cash and cash equivalents,
    beginning of period................                     88           344       2,218           992           (88)         3,554
                                                       -------       -------     -------        ------        ------        -------

Cash and cash equivalents, end of
    period.............................                $   136       $    10     $   155        $  990        $ (136)      $ 1,155
                                                       =======       =======     =======        ======        ======       =======


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with Item 1 of this report.

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


Restructuring and Other Charges

     In the first quarter 1997, the Company recorded charges totaling $88 which reduced operating income from $3.3 million to $3.2 million as a result of a marketing revitalization program the Company initiated primarily for its Organic Pigments and Dyes product group. The Company expects to record approximately $0.6 million in 1997 for this program. These charges will be recorded as incurred throughout the remainder of the year.

     In April 1997, the Company committed and reached an agreement to close its Vernon, France facility in June 1997. Manufacturing production and certain manufacturing equipment will be transferred to other locations as part of the closure plan. During the second quarter, the Company will record restructuring and other charges of approximately $1.6 million for severance to employees, $0.3 million for the writedown of fixed assets, and $0.5 million for other charges, primarily for preparing the site for sale. The closing of this facility is consistent with the Company's strategic plan of improving its cost structure by having fewer manufacturing plants producing greater volume products. The Company estimated that the annual savings as a result of this plant closure will be approximately $2.2 million most of which will begin in 1998.

Results of Operations

     The following table sets forth certain data from the Consolidated Financial Statements (Unaudited) expressed as a percentage of net sales.


                                                  For the Three Months Ended March 31,
                                                  ------------------------------------
                                                     1996                       1997
                                                     ----                       ----
Net sales                                           100.0%                    100.0%

Cost of goods sold                                   73.4                      78.3

Gross profit                                         26.6                      21.7

Selling, general and administrative expense          16.5                      15.5

Research and development expense                      1.6                       1.5

Restructuring and other charges                        --                       0.1

Operating income                                      8.5                       4.5

Interest and debt expense                             4.4                       6.3

Net income (loss)                                     2.7                      (0.6)

Less: preferred dividends                             1.6                       1.9

Net income (loss) applicable to common shares         1.1                      (2.5)



Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Net Sales. Net sales declined $6.5 million to $70.7 million in the quarter ended March 31, 1997 compared to quarter ended March 31, 1996, due primarily to an $8.5 million decline in the sales of Pharmaceuticals caused by a change in German social legislation regarding the reimbursement for certain cough medicines in which one of the Company's main products is used. It is expected that this development will not result in a permanent loss of business. Food and Personal Care revenues improved by $1.4 million compared to the same period in 1996 primarily due to increases in sales of natural additives and export sales of preservatives. Textile and Paper Chemicals revenues improved by $1.6 million compared to the same period in the prior year. Organic Pigments and Dyes declined by $0.9 million compared to the first quarter of 1996 as 1996 sales reflected the results of a product line which has since been discontinued. Specialty Organics and Chemical Intermediates' revenues for the quarter were comparable to the first quarter of 1996.

     Gross Profit. Gross profit for the three months ended March 31, 1997 declined $5.2 million to $15.3 million compared to the three months ended March 31, 1996. Such decline resulted primarily from the following: (i) $3.1 million was due to lower sales of Pharmaceuticals; (ii) $1.7 million resulted from higher toluene and energy costs impacting Specialty Organics and Intermediates, which costs are expected to moderate for the remainder of 1997; (iii) $0.4 million was attributable to the discontinued product line in the Organic Pigments and Dyes area; and (iv) $0.5 million resulted from higher export sales which carry lower average prices compared to the first quarter of 1996.

     The following table displays a comparison for each of the Company's five core product lines of pounds of product sold, average prices, net sales, gross profit dollars, and gross profit percentage for the quarters March 31, 1996 and 1997, respectively. (All values are in millions except for average price.)


                                                                      Three Months Ended

                                                 March 31, 1996                                March 31, 1997
                                 --------------------------------------------    -------------------------------------------
                                 Average    Volume     Net    Gross     Gross    Average   Volume     Net    Gross    Gross
Line                              Price    (pounds)   Sales   Profit   Margin     Price   (pounds)   Sales   Profit   Margin
                                  -----    --------   -----   ------   ------     -----   --------   -----   ------   ------
Food and Personal
   Care Ingredients......          1.15       13.9     15.9      5.9     36.9%     1.05      16.5     17.3      4.7      27%

Pharmaceutical
   Intermediates
   And Natural
   Additives.............          23.1        0.7     15.3      4.0     26.0%     13.6       0.5      6.8      1.3      20%

Textile and Paper
    Chemicals............           .63       24.9     15.7      3.0     19.0%      .64      27.0     17.4      3.2    18.2%

Specialty Organic
   Chemicals and
   Intermediates.........           .56       27.2     15.3      3.9     25.4%      .54      28.2     15.2      3.7    24.3%

Organic Pigments and
    Dyes..................         4.89        3.0     14.8      3.8     26.0%     4.43       3.2     14.0      2.4      17%




     The Company recorded estimated costs of shutdown of $0.4 million and $0.5 million for the three months ended March 31, 1996 and 1997, respectively. The costs of shutdown are accrued on a pro rata basis over the period between shutdowns. Plant shutdowns are typically scheduled on a semi-annual, nine month and annual basis at the Company's various plants for the performance of maintenance and inspection of various pieces of equipment. As of March 31, 1997, $1.2 million was accrued related to such costs, which represented an increase from December 31, 1996 of $0.3 million due primarily to the timing of the various plant shutdowns scheduled in 1997.

     Selling, General and Administrative Expense. Selling, general, and administrative expense decreased $1.8 million to $11.0 million in the three months ended March 31, 1997 as compared to the same period of the prior year primarily due to personnel reductions and plant closings as a result of restructuring and other charges. As a percentage of sales, selling, general, and administrative expense decreased from 16.5% in the three months ended March 31, 1996 to 15.5% for the same period in 1997.

     Research and Development Expense. Research and development expense decreased $0.2 million to $1.0 million in the three months ended March 31, 1997 as compared to the same period of the prior year. As a percentage of sales, research and development expense decreased from 1.6% in the three months ended March 31, 1996 to 1.5% for the same period in 1997.

     Operating Income. Operating Income declined $3.3 million to $3.2 million in the quarter ended March 31, 1997 compared to the same quarter of 1996 primarily as a result of the Net Sales and Gross Profit impacts discussed above. Offsetting these impacts were the reduced selling, general and administrative expenses.

     Interest and Debt Expense. Interest and debt expense was $4.4 million and $3.4 million for the three months ended March 31, 1997 and 1996, respectively. The Company had net borrowings of $4.3 million for the three months March 31, 1997, as compared to net repayments $0.1 million for the three months ended March 31, 1996. The weighted average interest rate of the Company's borrowings was 10.0% at March 31, 1997, as compared to 8.8% at March 31, 1996. The increase in the weighted average interest rate is attributable to the issuance of the 10 5/8% Senior Subordinated Notes due 2006 (the "Notes") that were issued in October 1996.

     Net Income (Loss). Net income decreased $2.6 million to a loss of $0.5 million in the three months ended March 31, 1997 as compared to the same period of the prior year. The loss resulted primarily from items discussed above. Additionally, Diamalt Pharmorganica had an increase in net income of $0.2 million to $0.4 million for the three months ended March 31, 1997 as compared to the same period of the prior year, primarily attributable to its operating capacity increase from start-up mode.

     In addition, the Company's equity in income of joint ventures increased $0.4 million for the three months ended March 31, 1997 as compared to the same period of the prior year. The increase is primarily attributable to the increase in the equity in income of Srinivasa Cystine Limited which increased $0.5 million.

     Net Income (Loss) Applicable to Common Shares. The net income applicable to common shares decreased by $2.6 million to a loss of $1.8 million for the three months ended March 31, 1997 as compared to the same period of the prior year. The decrease resulted from the items referred to above.

Liquidity and Capital Resources

     Net Cash Used in Operating Activities. Net cash used in operating activities for the three months ended March 31, 1997 was $2.4 million, an increase of $2.3 million over the same period of the prior year. This increase was due primarily to increases in accounts receivable from increased international sales from domestic operations, increased inventories attributable to customer demand and a decrease in net income of $2.6 million.

     Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 1997 was $4.4 million, an increase of $4.4 million over the same period of the prior year. Capital expenditures in the three months ended March 31, 1997 were $3.7 million compared to $1.1 million in the same period of the prior year. This increase in capital expenditures in 1997 included $1.9 million related to an expansion program at the Company's Kalama facility.

     Net Cash Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 1997 was $4.0 million, an increase of $4.2 million over the same period of the prior year. The Company also received cash proceeds of $0.1 million from the issuance of common stock. This increase is due primarily to both lower operating results as well as increased levels of capital expenditures in 1997.

     Liquidity. On October 17, 1996, the Company issued the Notes. The Notes are fully and unconditionally guaranteed, on a joint and several basis, as to payment of principal, premium, if any, and interest, by all of the Company's domestic subsidiaries and Diamalt.

     Concurrently with the consummation of the offering of the Notes, the Company amended and restated its existing credit agreement (as amended and restated, the "Amended and Restated Credit Agreement") to, among other things, increase the amount of the revolving loan facility to $85 million and include Diamalt as a co-borrower. Amounts outstanding under the Amended and Restated Credit Agreement bear interest at Citicorp USA, Inc.'s published prime rate plus 1.5% per annum or, at the Company's option, LIBOR plus 2.5% per annum, with each such margin subject to adjustment based on the Company's compliance with various debt ratios as specified in the Amended and Restated Credit Agreement. The obligations of the Company under the Amended and Restated Credit Agreement are guaranteed by all of the Company's domestic subsidiaries and Diamalt and are collateralized by a first priority lien on substantially all of the properties and assets of the company and its domestic subsidiaries and certain properties and assets of Diamalt. The obligations of Diamalt under the Amended and Restated Credit Agreement are guaranteed by the Company.

     The Amended and Restated Credit Agreement and the Indenture related to the Notes contain certain financial covenants that restrict, among other things, the incurrence of additional indebtedness, the sale of assets, and certain investments, acquisitions and distributions by the Company. The Amended and Restated Credit Agreement also requires the Company to maintain specified financial ratios and tests, including maximum leverage ratios and minimum interest coverage ratios. The Company was in compliance with such ratios and tests at March 31, 1997.

     The Company expects that its ongoing cash requirements will consist primarily of interest payments on its outstanding indebtedness, including the Notes and any borrowings under the Amended and Restated Credit Agreement. As of March 31, 1997 the Company had $70.4 million of working capital (current assets less current liabilities) and $53.7 million available under the Amended and Restated Credit Agreement.

     Although the Company expects that cash flows from operations and available borrowings under the Amended and Restated Credit Agreement will provide sufficient working capital to operate the Company's business, to make expected capital expenditures and to meet the Company's foreseeable liquidity requirements, there can be no assurance that sufficient sources of funds will be available.

Foreign Currency Exchange Rates

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

     The Company's foreign currency exposures are managed on a consolidated basis, which allows certain exposures to be offset naturally. However, forward contracts are entered into periodically to hedge specific foreign currency exposures. Under this strategy, gains or losses on hedging transactions are offset by gains or losses on the underlying exposures being hedged.

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities

Recent Sales of Unregistered Securities

In April 1997, the Company issued 445.75 shares of its Series A Common Stock and
98.292 shares of its Series B Redeemable Preferred Stock to Vincent P. Langone for an aggregate purchase price of $150,000.

The issuance of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.


Item 5. Other Information

On March 18, 1997, the Company consummated a fully-subscribed registered exchange offer for the Notes (the "Exchange Offer") to satisfy certain of the Company's obligations under a registration rights agreement relating to the Notes. The form and terms of the Notes issued under the Exchange Offer are substantially identical in all material respects to the form and terms of the Notes issued on October 17, 1996.


Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit
  No.                             Description of Exhibit

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


27         Financial Data Schedule.


      (b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   FREEDOM CHEMICAL COMPANY
                                         (Registrant)


                                   By: /s/ BRIAN F. MCNAMARA
                                       ----------------------------------------
                                                     Brian F. McNamara
                                                     Vice President, Secretary
                                                        and General Counsel



Date: May 14, 1997                 By: /s/ DENNIS M. MONAHAN
                                       ----------------------------------------
                                                     Dennis M. Monahan
                                                     Chief Financial Officer

                            FREEDOM CHEMICAL COMPANY
                   Form 10-Q Report for the Three Months Ended
                                 March 31, 1997



                                INDEX TO EXHIBITS


Exhibit
  No.   Description of Exhibit

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

27       Financial Data Schedule.