Form 10-Q
period 1997-06-30
FREEDOM CHEMICAL CO
filed 1997-08-13
CIK 931075

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q

--------- ----------------------------------------------------------------------
    /x/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
--------- ----------------------------------------------------------------------

For the quarterly period ended       June 30, 1997
                                     -------------
                                       OR

--------- ----------------------------------------------------------------------
   / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
--------- ----------------------------------------------------------------------

For the transition period from _______________ to _______________

                         Commission file number 33-84778
                                                --------

                            FREEDOM CHEMICAL COMPANY
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                       51-0340498
  --------------------------------                       ------------------
    (State or Other Jurisdiction                          (I.R.S. Employer
  of Incorporation or Organization                       Identification No.)

          Five Radnor Corporate Center, 100 Matsonford Road, Suite 170,
          ------------------------------------------------------------
                           Radnor, Pennsylvania 19087
                           --------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (610)964-9970
                                                            ------------
      Mellon Center, Suite 3500, 1735 Market Street, Philadelphia, PA 19103
      ---------------------------------------------------------------------
  (Former Address of Principal Executive Offices, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes    X         No
     -------          -------
As of August 13, 1997, 156,056 shares of the registrant's Series A Common Stock and no shares of the registrant's Series B Common Stock were outstanding.

                    FREEDOM CHEMICAL COMPANY and SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                            Page
                                     PART I


Item 1.       Consolidated Balance Sheets at December 31, 1996 and June 30, 1997..........................     3
              Consolidated Statements of Operations for the Three Months and Six Months  Ended
                  June 30, 1996 and 1997, respectively....................................................     4
              Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1997.......     5
              Notes to Consolidated Financial Statements..................................................  6-20

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations....... 21-26



                                     PART II

Item 2.       Change in Securities........................................................................    27

Item 5.       Other Information...........................................................................    27

Item 6.       Exhibits and Reports on Form 8-K............................................................    27


                         Part I - Financial Information

Item 1.        Financial Statements
-------        ---------------------

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (Dollars in thousands, except share data)

                                                                                 December 31,        June 30,
                                                                                     1996              1997
                                                                                     ----              ----
                                     ASSETS

Current assets:
  Cash and cash equivalents.......................................              $     3,554        $     2,100
  Accounts receivable, net of allowance for doubtful accounts
    of $456 and $580, respectively................................                   44,249             47,828
  Due from shareholders...........................................                       22                 23
  Refundable income taxes.........................................                    1,811                413
  Inventories.....................................................                   53,019             48,030
  Prepaid expenses and other current assets.......................                    5,251              7,131
  Environmental indemnification...................................                      492                192
  Deferred income taxes...........................................                    7,237              7,287
                                                                                -----------         ----------
      Total current assets........................................                  115,635            113,004

Property, Plant and Equipment:
  Land............................................................                    3,872              3,792
  Buildings and improvements......................................                   14,600             15,424
  Machinery and equipment.........................................                  101,356            110,949
  Other...........................................................                   11,137              4,637
                                                                                -----------         ----------
                                                                                    130,965            134,802
Less accumulated depreciation.....................................                   28,754             34,193
                                                                                -----------         ----------
                                                                                    102,211            100,609
Other assets:
  Intangible assets, net..........................................                   34,040             32,867
  Environmental indemnification...................................                        8                 68
  Deferred financing costs, net...................................                    6,902              6,843
  Investments in joint ventures...................................                      541              1,484
  Other...........................................................                    3,577              3,889
                                                                                -----------         ----------

      Total assets................................................              $   262,914        $   258,764
                                                                                ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt............................              $     1,067        $     1,028
  Short-term borrowings...........................................                      936                477
  Notes payable...................................................                    1,098              1,738
  Accounts payable................................................                   20,996             21,829
  Accrued expenses................................................                    7,889              6,582
  Accrued interest................................................                    3,033              3,120
  Accrued compensation............................................                    5,787              5,378
  Accrued restructuring and other charges.........................                    4,627              4,308
  Environmental...................................................                    1,200              1,200
                                                                                -----------         ----------

      Total current liabilities...................................                   46,633             45,660

Long-term debt....................................................                  153,560            158,648
Environmental.....................................................                   14,550             12,042
Deferred income taxes.............................................                   12,259             12,410
Postretirement benefits...........................................                    4,416              4,571
Accrued restructuring and other charges...........................                    1,437              1,437
Other.............................................................                    3,346              1,941
Minority interest.................................................                    3,390              3,396
Commitments and contingencies.....................................                      __                 __
Mandatory redeemable preferred stock:
  Series B, cumulative, $1,000 par value, authorized 40,000 shares; issued and outstanding 21,322 shares and 21,421, respectively, stated at liquidation value of $1,000 per share plus accrued and unpaid dividends of $11,389
  and $13,373, respectively.......................................                   32,711             34,794
  Series C, cumulative, $1,000 par value, authorized 15,000 shares; issued
  9,137 shares, outstanding 8,916 shares, stated at liquidation value of
  $1,054 per share plus accrued and unpaid dividends of $3,453 and$4,228,
  respectively....................................................                   13,083             13,858

  Less: Treasury stock, at cost (221 shares of Series C preferred)                     (262)              (262)
                                                                                -----------         ----------
                                                                                     45,532             48,390
Stockholders' deficit:
  Common stock:
  Series A, $.01 par value, authorized 200,000 shares; issued 154,872 and 156,447
  shares respectively, outstanding 154,481 and 156,056 shares, respectively               2                  2
  Series B, $.01 par value, authorized 10,000 shares; none issued or outstanding         __                 __
  Additional paid-in capital......................................                   10,846              8,566
  Accumulated deficit.............................................                  (30,444)           (33,849)
  Cumulative translation adjustment...............................                     (397)            (2,234)
                                                                                -----------         ----------
                                                                                    (19,993)           (27,515)
Less: Stockholder notes receivable................................                   (2,113)            (2,113)
  Treasury stock, at cost (391 shares of Series A common).........                      (46)               (46)
  Minimum pension liability.......................................                      (57)               (57)
                                                                                -----------         ----------
Total stockholders' deficit.......................................                  (22,209)           (29,731)
                                                                                -----------         ----------

       Total liabilities and stockholders' deficit................              $   262,914        $   258,764
                                                                                ===========         ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands)


                                                                    Three Months Ended                Six Months, Ended
                                                                         June 30,                         June 30,
                                                                  -----------------------          -----------------------
                                                                    1996           1997               1996            1997
                                                                    ----           ----               ----            ----

Net sales..................................................    $  78,658         $ 75,617         $ 155,787        $146,292
Cost of goods sold (excluding Inventory valuation charge)..       59,898           57,597           116,482         112,289
Inventory valuation charge.................................            -            2,476                -            3,155
                                                                 -------         --------          -------         --------
      Gross profit.........................................       18,760           15,544            39,305          30,848
Selling, general and administrative expense................       11,439           10,432            24,158          21,389
Non-cash compensation expense .............................          38                26                75              32
Research and development expense...........................        1,264            1,236             2,499           2,272
Restructuring and other charges ...........................            -            2,770                 -           2,858
                                                                 -------         --------         ---------        --------
      Operating income ...................................         6,019            1,080            12,573           4,297
Interest and debt expense..................................        3,362            4,462             6,789           8,894
Other income...............................................          226              149               226             475
                                                                 -------         --------         ---------        --------

         Income (loss) before minority interest
         and income taxes..................................        2,883           (3,233)            6,010          (4,122)
Minority interest..........................................           67               67               126             132
                                                                 -------         --------         ---------        --------

         Income (loss) before income taxes ................        2,816           (3,300)            5,884          (4,254)
Provision for income taxes.................................          348              227             1,443             279
Equity in income of joint ventures.........................          337              581               455           1,128
                                                                 -------         --------         ---------        --------

          Net income (loss)................................        2,805           (2,946)            4,896          (3,405)


Less:  preferred dividends.................................        1,253            1,411             2,468           2,761
                                                                 -------         --------         ---------        --------

     Net income (loss) applicable to common shares.........      $ 1,552         $ (4,357)        $   2,428        $ (6,166)
                                                                 =======         =========        =========        =========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                             Six Months Ended
                                                                                June 30,
                                                                        -------------------------


                                                                          1996               1997
                                                                          ----               ----
Cash flows from operating activities:
   Net income (loss) ......................................          $     4,896       $   (3,405)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
    Depreciation and amortization...........................               6,719            7,228
    Provision for doubtful accounts.........................                 144               19
    (Gain) loss on sale of fixed assets.....................                ( 87)             125
    Minority interest.......................................                 126              132
    Non-cash compensation expense...........................                  75               32
    Equity decrease (increase) of joint ventures............                 367           (1,060)
    Deferred income taxes...................................               ( 455)              97
    Inventory valuation charge..............................                   _            3,155
    Restructuring and other charges, net of payments........                   _              313
    Other changes that provided (used) cash:
        Accounts receivable.................................            ( 11,303)          (5,067)
        Inventories.........................................             ( 8,040)           1,351
        Prepaid expenses and other current assets...........               ( 226)          (2,313)
        Accounts payable, accrued expenses
           and other liabilities.................................          8,722            1,104
                                                                     -----------       ----------

Net cash  provided by operating activities..................                 938            1,711

Cash flows from investing activities:
       Capital expenditures.................................             ( 3,986)          (7,093)
       Decrease in investments in joint ventures............                  41               24
       Proceeds from sale of capital equipment..............               1,659                8
       Payments for environmental liabilities...............             ( 1,355)          (2,508)
       Proceeds from environmental indemnification..........                 655              240
       Other................................................                  24               78
                                                                     -----------       ----------

Net cash used in investing activities.......................             ( 2,962)          (9,251)

Cash flows from financing activities:
    Issuance of common stock................................                  --              269
    Revolving borrowings under Credit Agreement.............              31,000           93,335
    Revolving repayments under Credit Agreement............             ( 29,500)         (86,495)
    Term loan repayments under Credit Agreement............              ( 3,547)              --
    Short-term borrowings under European Facility...........               4,890               --
    Repayments of short-term borrowing
      under European Facility................................                ( 3)              --

    Purchase of treasury stock..............................                ( 87)              --
    Payment of registration costs...........................                  --             (733)
    Repayment of capital lease obligations..................                ( 71)             (12)
    Payments for financing costs............................                ( 33)             (55)
    Dividends paid to minority interests....................               ( 130)            (129)
    Other...................................................                ( 26)              --
                                                                     -----------       ----------

Net cash provided by  financing activities..................               2,493            6,180

Effect of exchange rate changes on cash.....................                ( 66)             (94)
                                                                     -----------       ----------

Net decrease in cash and cash equivalents...................                 403           (1,454)

Cash and cash equivalents, beginning of period..............               1,450            3,554
                                                                     -----------       ----------

Cash and cash equivalents, end of period....................         $     1,853       $    2,100
                                                                     ===========       ==========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)



1.  Description of Business

     Freedom Chemical Company, the Registrant ("FCC"; collectively with its subsidiaries referred to as the "Company") was incorporated in Delaware on April 14, 1992 for the purpose of acquiring specialty chemical companies which manufacture and market specialty chemical products for diverse applications. The Company focuses globally on niche markets where it has strong market positions, which have relatively few competitors and where there are significant barriers to entry. In addition, the Company's products are often very important to the performance of its customers' products, but typically represent a relatively small percentage of their total costs. The Company has five core product lines:
(i) Food and Personal Care Ingredients; (ii) Pharmaceutical Intermediates and Natural Additives; (iii) Specialty Organic Chemicals and Intermediates; (iv) Organic Pigments and Dyes; and (v) Textile and Paper Chemicals.


2.  Accounting Policies

Principles of Consolidation
---------------------------

     The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company as of June 30,1997; the results of its operations for the three and six months ended June 30, 1996 and 1997, respectively; and changes in its cash flows for the six months ended June 30, 1996 and 1997, respectively. The results of operations for the three and six months periods ended June 30, 1997, respectively, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The financial information presented herein should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Forward Exchange Contracts
---------------------------

     The Company enters into forward exchange contracts primarily as hedges relating to identifiable currency positions. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. Gains and losses on forward exchange contracts that hedge exposures on firm foreign currency commitments are deferred and recognized as adjustments to the bases of those assets. Gains and losses on forward exchange contracts which hedge foreign currency assets or liabilities are recognized in income as incurred. Such amounts effectively offset gains and losses on the foreign currency assets or liabilities that are hedged. The cash flow from such contracts is classified in the same category as the transaction hedged in the statements on consolidated cash flows.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

3.  Inventories

A summary of the major classifications of inventories is as follows:

                                               December 31,             June 30,
                                                   1996                   1997
                                                   ----                   ----

     Raw materials, work in process             $   27,265            $  26,313
     Finished goods                                 31,888               25,922
                                                ----------            ---------
                                                    59,153               52,235
     Less: reserves                                ( 6,134)              (4,205)
                                                ----------            ---------
                                                $   53,019            $  48,030
                                                ==========            =========


4.  Inventory Valuation Charge

     During the six months ended June 30, 1997, the Company recorded inventory valuation charges of $3,155 related to write-downs of certain products in its Pharmaceutical Intermediates and Natural Additives group. The write-downs resulted from an evaluation of lower of cost or market due primarily to industry-wide overproduction and declines in market values partially associated with recent changes in government regulation governing prescription reimbursement.

     In March 1997, a charge of $679 was recorded based on an analysis of conditions at that time. An anticipated improvement in market conditions during the three months ended June 30, 1997 did not occur. Accordingly, management reviewed the inventory balances at June 30, 1997 and recorded an additional charge of $2,476. This charge was classified as an inventory valuation charge and the charges at March 31, 1997, which were included in cost of goods sold, have been reclassified for comparative purposes with the June 30, 1997 presentation.


5.  New Pronouncements

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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which becomes effective for financial statements for periods beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expense, gains and losses) in a full set of general-purpose financial statements. The statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The implementation of this standard is not expected to have a material effect on the Company's financial statements.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)


5.  New Pronouncements, continued

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which becomes effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographical areas, and major customers. The implementation of this standard is not expected to have a material effect on the Company's financial statements.


6.  Restructuring and Other Charges

     In April 1997, the Company announced a plan to close its Vernon, France facility. This closure was completed in June 1997. Manufacturing production and certain manufacturing equipment were transferred to other locations as part of the closure plan. The Company recorded restructuring and other charges of $2,606. These charges include costs of $1,813 for severance to employees, $660 for the write-off of fixed assets and inventory, and $133 for other charges, primarily for preparing the site for sale. The balance of this restructuring liability as of June 30, 1997 was $2,229 and should be paid or settled during the 1997 fiscal year.

     As of June 30, 1997, the Company recorded charges totaling $332 as a result of a marketing revitalization program the Company initiated primarily for its Organic Pigments and Dyes product group. The Company expects to record approximately $600 in 1997 for this program. These charges will be recorded as incurred throughout the remainder of the year.


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

7.  Environmental Contingencies, continued

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

     At the time of the acquisition, the Company recorded a liability for $350 relating to the payment due to the former owners. In 1994, initial investigations disclosed offsite groundwater contamination. The Company hired an environmental consultant to manage this project and is developing an investigative plan. While the Company believes that any remediation costs incurred may be recovered from the prior owners, a $1,900 charge was recorded in 1995 for estimated remediation costs since any recoveries or reimbursements from the prior owners are not currently determinable. FTCC believes the risk of loss exposure is up to $6,500.

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

     Under the EMA, HDCC has agreed to share responsibility with SWI for certain specific environmental conditions. Also, HDCC is responsible for environmental conditions that postdate 1986. In addition, PMC, Inc. ("PMC"), another prior owner of HDCC, has placed $1,000 of the purchase price paid by the Company in an escrow account to indemnify the Company against breaches of representations and warranties contained in the Stock Purchase Agreement between PMC and the Company, including schedules thereto, to the extent such liabilities (including certain claims not related to the environment) exceeded $200 in the aggregate and subject to a total cap of $1,000 (excluding certain claims not related to the environment). HDCC does not believe that it will be required to incur significant liability in connection with such environmental conditions.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

7.  Environmental Contingencies, continued

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

     The Company's Kalama, Washington facility is subject to an agreed order between KCI and the Environmental Protection Agency ("EPA") requiring KCI to remediate portions of the site and to limit potential offsite contamination, pursuant to the Resource Conservation and Recovery Act ("RCRA"). The EPA has approved one of Kalama's interim corrective measures work plans and initial RCRA facility investigation report describing proposed remediation of the site. Capital equipment has been installed in part of the facility and remediation is ongoing. The Company believes that the interim corrective measures will provide most if not all of the remediation required by the EPA. As of June 30, 1997, KCI has accrued approximately $5,900 for this liability and believes the risk of loss exposure is up to $18,200. The associated indemnification as of June 30, 1997 is $600 to $7,300 based on the risk of loss exposure.

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

     As of June 30, 1997, KCI has accrued approximately $500 for this liability and believes the risk of loss exposure is up to $900. The associated indemnification as of June 30, 1997 is $200 to $400 based on the risk of loss exposure.

     The Company's Beaufort facility has been listed on the EPA's National Priorities List pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). KCI's subsidiary, Kalama Specialty Chemicals, Inc. ("KSCI"), has conducted environmental studies of the site to identify the extent of contamination and to evaluate the feasibility of remediation alternatives, pursuant to an administrative order of consent between KSCI and the EPA. The EPA and KSCI have reached agreement on a consent decree under which KSCI is to perform the remediation strategy selected by the EPA. Pilot equipment was installed and test work commenced in 1995. BC Sugar will remain responsible for certain of KCI's portion of the cleanup costs pursuant to the KCI Stock Purchase Agreement as described below. Manufacturing operations at this facility have also ceased. As of June 30, 1997, KCI has accrued approximately $3,800 for this liability and believes the risk of loss exposure is up to $5,800. The associated indemnification as of June 30, 1997 is $400 to $900 based on the risk of loss exposure.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

7.  Environmental Contingencies, continued

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

     The KCI Stock Purchase Agreement provides certain indemnifications and related provisions, which address these liabilities. Pursuant to the agreement, BC Sugar remains responsible for the costs of investigation, negotiations with government agencies, and installation of the capital expenditure component of the cleanup required by the government at each of the three facilities currently owned by KCI and its subsidiaries (i.e. Kalama, Garfield and Beaufort). BC Sugar is also responsible for a total of 50 percent of the costs of operation and maintenance arising from the capital expenditure component of cleanup at these three sites until five years after the installation of the capital expenditure component of each site.

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

     In the KCI Stock Purchase Agreement, BC Sugar also agreed to remain responsible for certain liabilities arising from violations of environmental laws occurring before May 26, 1994, at sites currently or formerly owned by KCI to the extent such liabilities in the aggregate exceed $2,000 and claims are made by the Company for such reimbursement before May 26, 1996. However, the KCI Stock Purchase Agreement also includes certain warranties and representations by BC Sugar that KCI was in compliance with environmental laws as of the closing date (May 26, 1994), except as set forth in a schedule accompanying and incorporated into the KCI Stock Purchase Agreement. BC Sugar further agreed to indemnify the Company and KCI against liabilities arising out of the breach of these representations and warranties to the extent each such liability exceeded $50 individually and all such liabilities exceeded $600 in the aggregate, and provided any such claim was made by the Company or KCI before May 26, 1996. All of the indemnifications and other provisions whereby BC Sugar agreed to remain responsible for costs in the KCI Stock Purchase Agreement, including those described above, are subject to an aggregate limit of $44,000 and including certain costs which may be directly incurred or paid by BC Sugar. The KCI Stock Purchase Agreement required BC Sugar to establish a trust fund to provide reimbursement for expenditures for environmental liabilities by KCI and the Company for which BC Sugar is liable under the agreement.

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

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

7.  Environmental Contingencies, continued

     In May 1991, the EPA issued a compliance order to KCI alleging nine violations of the Clean Air Act, dating back to 1984, at the Kalama facility. In July 1994, KCI was informally notified by the EPA that these violations (and possibly other alleged violations of the Clean Air Act) had been referred to the Department of Justice for possible initiation of an enforcement action. In 1996, the Company signed a consent agreement with the Department of Justice, which contemplated the payment of a penalty as well as an additional payment to fund supplemental environmental projects. These amounts were included in the liabilities established by the Company in connection with the acquisition of KCI. The consent decree was finalized in early 1997 and all required payments have been made totaling approximately $1,700. The Company has made a claim to BC Sugar for indemnification in this matter.

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

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                       Condensed Consolidating Balance Sheet
                                                              As of December 31, 1996
                                          ----------------------------------------------------------------------

                                                       U.S.      German       Non
                                                    Guarantor   Guarantor  Guarantor
                                          Parent  Subsidiaries Subsidiary Subsidiaries Eliminations Consolidated
                                          ------ ------------- ---------- ------------ ------------ ------------
                  ASSETS
Current assets:
    Cash and cash equivalents.........        $88       $344     $2,218       $992         $(88)       $3,554
    Accounts receivable, net..........         --     29,933     11,458      2,858            --       44,249
    Due from affiliates...............      6,294         --         --      1,566       (7,860)           --
    Due from shareholder..............         17          5         --         --            --           22
    Refundable income taxes...........      1,811         --         10         --          (10)        1,811
    Inventories.......................         --     33,522     17,481      2,069          (53)       53,019
    Prepaid expenses
    and other current assets..........         63      2,164      2,858        410         (244)        5,251
    Environmental indemnification.....         --        492         --         --            --          492
    Deferred income taxes.............        609      6,492         --        136            --        7,237
                                         --------   --------    -------    -------      --------     --------

        Total current assets..........      8,882     72,952     34,025      8,031        (8,255)     115,635

   Property, Plant and Equipment:
    Land..............................         --      2,610        438        824            --        3,872
    Buildings and improvements........         --     13,001        704        895            --       14,600
    Machinery and equipment...........         --     88,186      9,047      4,123            --      101,356
    Other.............................        376      8,805        733      1,223            --       11,137
                                         --------   --------    -------    -------      --------     --------

                                              376    112,602     10,922      7,065            --      130,965
Less accumulated depreciation.........        142     25,680      1,544      1,388            --       28,754
                                         --------   --------    -------    -------      --------     --------

                                              234     86,922      9,378      5,677            --      102,211
Other assets:
    Intangible assets, net............        335     33,063        267         59           316       34,040
    Environmental indemnification.....         --          8         --         --            --            8
    Deferred financing costs, net.....         --      5,946        948          8            --        6,902
    Investments in joint ventures.....         --         --        541         --            --          541
    Deferred income taxes.............      3,204         --         --         --        (3,204)          --
    Other.............................        148      3,163        220         46            --        3,577
Notes receivable, subsidiaries........    127,943      6,578        539         --      (135,060)          --
Investment in subsidiaries............     25,405      2,752      3,329         --       (31,486)          --
                                         --------   --------    -------    -------      --------     --------

        Total assets..................   $166,151   $211,384    $49,247    $13,821     $(177,689)    $262,914
                                         ========   ========    =======    =======     =========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of
    long-term debt....................        $--        $26        $--     $1,041           $--       $1,067
    Short-term borrowings.............         --         --        458        478            --          936
    Notes payable.....................          2        773         --        323            --        1,098
    Accounts payable..................        186     15,654      4,072      1,169           (85)      20,996
    Due to affiliates.................         --        479      7,161        220        (7,860)          --
    Accrued expenses..................        428      6,686        730        298          (253)       7,889
    Accrued interest..................      2,897         --        104         32            --        3,033
    Accrued compensation..............        345      4,184        750        508            --        5,787
    Accrued restructuring and
    other charges.....................        953      3,016        557        101            --        4,627
    Environmental.....................         --      1,200         --         --            --        1,200
                                         --------   --------    -------    -------      --------     --------

Total current liabilities.............      4,811     32,018     13,832      4,170        (8,198)      46,633
Long-term debt........................    134,500         --     18,591        469            --      153,560
Environmental.........................         --     14,550         --         --            --       14,550
Deferred income taxes.................         --     15,416         --         47        (3,204)      12,259
Postretirement benefits...............         --      4,416         --         --            --        4,416
Accrued restructuring
and other charges.....................         --      1,437         --         --            --        1,437
Notes payable.........................         --    119,676     13,425      1,959      (135,060)          --
Other.................................      2,456        173        456        261            --        3,346
Minority interest.....................         --         --         --        290         3,100        3,390
Commitments and contingencies.........         --         --         --         --            --           --
Mandatory redeemable preferred stock..     45,794      3,079         --         --        (3,079)      45,794
     Less: Treasury stock.............       (262)        --         --         --            --         (262)
                                         --------   --------    -------    -------      --------     --------

                                           45,532      3,079         --         --        (3,079)      45,532
Stockholders' equity (deficit):
Common stock..........................          2      1,200      1,291      2,333        (4,824)           2
Preferred stock.......................         --      3,839         --         --        (3,839)          --
Additional paid-in capital............     10,846     33,928      8,241      2,761       (44,930)      10,846
Retained earnings
(accumulated deficit).................    (29,980)   (18,148)    (6,097)     1,648        22,133      (30,444)
Cumulative translation adjustment.....         --         --       (492)      (117)          212         (397)
Less: Stockholder note receivable.....     (1,913)      (200)        --         --            --       (2,113)
         Treasury stock, at cost......        (46)        --         --         --            --          (46)
         Minimum pension liability....        (57)        --         --         --            --          (57)
                                         --------   --------    -------    -------      --------     --------

Total stockholders' equity (deficit)..    (21,148)    20,619      2,943      6,625       (31,248)     (22,209)
                                         --------   --------    -------    -------      --------     --------

        Total liabilities and
        stockholders' equity (deficit)   $166,151   $211,384    $49,247    $13,821     $(177,689)    $262,914
                                         ========   ========    =======    =======     =========     ========

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                       Condensed Consolidating Balance Sheet
                                                                As of June 30, 1997
                                          ----------------------------------------------------------------------

                                                       U.S.      German       Non
                                                    Guarantor   Guarantor  Guarantor
                                          Parent  Subsidiaries Subsidiary Subsidiaries Eliminations Consolidated
                                          ------ ------------- ---------- ------------ ------------ ------------
                  ASSETS
Current assets:
    Cash and cash equivalents.........        $16        $(6)      $731     $1,360           $(1)      $2,100
    Accounts receivable, net..........         --     34,283     10,072      3,462            11       47,828
    Due from affiliates...............      6,449        (59)       419      1,464        (8,273)          --
    Due from shareholder..............         23         --         --         --            --           23
    Refundable income taxes...........        413         --         --         --            --          413
    Inventories.......................         --     32,918     14,528        716          (132)      48,030
    Prepaid expenses and
    other current assets..............        489      3,034      2,554      1,056            (2)       7,131
    Environmental indemnification.....         --        192         --         --            --          192
    Deferred income taxes.............        609      6,617         --         61            --        7,287
                                         --------   --------    -------    -------      --------     --------

        Total current assets..........      7,999     76,979     28,304      8,119        (8,397)     113,004

   Property, Plant and Equipment:
    Land..............................         --      2,610        391        791            --        3,792
    Buildings and improvements........         --     13,192        627      1,605            --       15,424
    Machinery and equipment...........         --     97,237      7,950      5,762            --      110,949
    Other.............................        529      2,689        971        448            --        4,637
                                         --------   --------    -------    -------      --------     --------

                                              529    115,728      9,939      8,606            --      134,802
Less accumulated depreciation.........        192     30,661      1,727      1,613            --       34,193
                                         --------   --------    -------    -------     ---------      -------

                                              337     85,067      8,212      6,993            --      100,609
Other assets:
    Intangible assets, net............        289     32,175        155          1           247       32,867
    Environmental indemnification.....         --         68         --         --            --           68
    Deferred financing costs, net.....        439      5,595        803          6            --        6,843
    Investments in joint ventures.....         --         --      1,484         --            --        1,484
    Deferred income taxes.............      3,204         --         --         --        (3,204)          --
    Other.............................        159      3,492        196         42            --        3,889
Notes receivable, subsidiaries........    134,037      6,578        980         --      (141,595)          --
Investment in subsidiaries............     16,884        866      3,532         --       (21,282)          --
                                         --------   --------    -------    -------     ----------    --------

        Total assets..................   $163,348   $210,820    $43,666    $15,161     $(174,231)    $258,764
                                         ========   ========    =======    =======     ==========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term debt      $--         $8        $--     $1,020           $--       $1,028
    Short-term borrowings.............         --         --         --        477            --          477
    Notes payable.....................          4      1,448         --        286            --        1,738
    Accounts payable..................        453     17,436      2,863      1,079            (2)      21,829
    Due to affiliates.................         --        478      7,003        792        (8,273)          --
    Accrued expenses..................        836      4,754        631        358             3        6,582
    Accrued interest..................      2,957         --        107         56            --        3,120
    Accrued compensation..............         25      3,557      1,066        730            --        5,378
    Accrued restructuring
    and other charges.................      1,144        935         46      2,183            --        4,308
    Environmental.....................         --      1,200         --         --            --        1,200
                                         --------   --------    -------    -------      --------     --------

Total current liabilities.............      5,419     29,816     11,716      6,981        (8,272)      45,660
Long-term debt........................    137,000         --     20,364      1,284            --      158,648
Environmental.........................         --     12,042         --         --            --       12,042
Deferred income taxes.................         --     15,541         --         73        (3,204)      12,410
Postretirement benefits...............         --      4,571         --         --            --        4,571
Accrued restructuring
and other charges.................             --      1,437         --         --            --        1,437
Notes payable.........................         --    125,599     13,425      2,571      (141,595)          --
Other.................................      1,089        228        510        114            --        1,941
Minority interest.....................         --         --         --        291         3,105        3,396
Commitments and contingencies.........         --         --         --         --            --           --
Mandatory redeemable preferred stock:.     48,652      3,082         --         --        (3,082)      48,652
Less: Treasury stock..................       (262)        --         --         --            --         (262)
                                         --------   --------    -------    -------      --------     --------

                                           48,390      3,082         --         --        (3,082)      48,390
Stockholders' equity (deficit):
Common stock .........................          2      1,200      1,291      2,333        (4,824)           2
Preferred stock.......................         --      4,041         --         --        (4,041)          --
Additional paid-in capital............      8,566     33,927      8,241      2,761       (44,929)       8,566
Retained earnings (accumulated deficit)   (35,102)   (20,464)    (9,958)      (758)       32,433      (33,849)
Cumulative translation  adjustment....         --         --     (1,923)      (489)          178       (2,234)
Less: Stockholder note  receivable....     (1,913)      (200)        --         --            --       (2,113)
         Treasury stock, at cost......        (46)        --         --         --            --          (46)
         Minimum pension liability....        (57)        --         --         --            --          (57)
                                         --------   --------    -------    -------      --------     --------

Total stockholders' equity (deficit)..    (28,550)    18,504    (2,349)      3,847       (21,183)     (29,731)
                                         --------   --------    -------    -------      --------     --------

        Total liabilities and
        stockholders' equity (deficit)   $163,348   $210,820    $43,666    $15,161     $(174,231)    $258,764
                                         ========   ========    =======    =======     =========     ========


                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)


                                                                    Condensed Consolidating Statement of Operations
                                                                       For the Three Months Ended June 30, 1996
                                                       ----------------------------------------------------------------------

                                                                    U.S.      German       Non
                                                                 Guarantor   Guarantor  Guarantor
                                                       Parent  Subsidiaries Subsidiary Subsidiaries Eliminations Consolidated
                                                       ------ ------------- ---------- ------------ ------------ ------------


Net sales........................................     $    --    $56,169      $20,519      $ 3,750     $(1,780)    $78,658
Cost of goods sold (excluding
    Inventory valuation charge)..................          --     43,150       15,920        2,608      (1,780)     59,898
Inventory valuation charge.......................          --         --           --           --          --          --
                                                      -------     ------      -------      -------      ------     -------
    Gross profit.................................          --     13,019        4,599        1,142          --      18,760

Selling, general and administrative expense......         873      6,859        3,131          649         (73)     11,439
Non-cash compensation expense....................          38         --           --           --          --          38
Research and development expense.................          --        893          321           50          --       1,264
                                                      -------     ------      -------      -------      ------     -------
    Operating income (loss)......................        (911)     5,267        1,147          443          73       6,019
Interest and debt expense (income)...............        (116)     2,794          602           81           1       3,362
Other income (expense)...........................       4,859     (4,620)         306         (165)       (154)        226
Equity in income (loss) of subsidiary............        (542)       613           21           --         (92)          --
                                                      -------    -------      -------      -------      ------     -------
    Income (loss) before minority interest
     and income taxes............................       3,522     (1,534)         872          197        (174)      2,883
Minority interest................................          --         --           --           --          67          67
                                                      -------    -------      -------      -------      ------     -------
    Income (loss) before income taxes............       3,522     (1,534)         872          197        (241)      2,816
Provision (benefit) for income taxes.............         507       (313)           1           92          61         348
Equity in income of joint ventures...............          --         --          337           --          --         337
                                                      -------    -------      -------      -------      ------     -------
    Net income (loss)............................       3,015     (1,221)       1,208          105        (302)      2,805
Less: preferred dividends........................       1,253         --           --           --          --       1,253
                                                      -------    -------      -------      -------      ------     -------
    Net income (loss) applicable to common shares     $ 1,762    $(1,221)     $ 1,208      $   105     $  (302)    $ 1,552
                                                      =======    =======      =======      =======     =======     =======


                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                                  Condensed Consolidating Statement of Operations
                                                                     For the Three Months Ended June 30, 1997
                                                       ----------------------------------------------------------------------

                                                                    U.S.      German       Non
                                                                 Guarantor   Guarantor  Guarantor
                                                       Parent  Subsidiaries Subsidiary Subsidiaries Eliminations Consolidated
                                                       ------ ------------- ---------- ------------ ------------ ------------
Net sales ........................................   $     --    $ 59,552    $ 14,875    $  4,192      $ (3,002)   $ 75,617
Cost of goods sold (excluding
    Inventory valuation charge) ..................         --      44,097      13,449       3,516        (3,465)     57,597
Inventory valuation charge .......................         --          --       2,476          --            --       2,476
                                                     --------    --------    --------    --------      --------    --------
    Gross profit .................................         --      15,455      (1,050)        676           463      15,544

Selling, general and administrative expense ......        716       7,126       2,151         610          (171)     10,432
Non-cash compensation expense ....................         26          --          --          --            --          26
Research and development expense .................         --         960         239          37            --       1,236
Restructuring and other charges ..................         --         244          --       2,526            --       2,770
                                                     --------    --------    --------    --------      --------    --------
    Operating income (loss) ......................       (742)      7,125      (3,440)     (2,497)          634       1,080
Interest and debt expense ........................         85       3,315       1,004          58           --       4,462
Other income (expense) ...........................      2,588      (2,355)        269         (91)         (262)        149
Equity in income (loss) of subsidiary ............     (6,498)     (1,508)        399          --         7,607          --
                                                     --------    --------    --------    --------      --------    --------
    Income (loss) before minority
       interest and income taxes .................     (4,737)        (53)     (3,776)     (2,646)        7,979      (3,233)

Minority interest ................................         --          --          --          --            67          67
                                                     --------    --------    --------    --------      --------    --------
    Income (loss) before income taxes ............     (4,737)        (53)     (3,776)     (2,646)        7,912      (3,300)
Provision (benefit) for income taxes .............       (256)        579          (1)         95          (190)        227
Equity in income of joint ventures ...............         --          --         581          --            --         581
                                                     --------    --------    --------    --------      --------    --------
    Net income (loss) ............................     (4,481)       (632)     (3,194)     (2,741)        8,102      (2,946)
Less: preferred dividends ........................      1,411         169          --          --          (169)      1,411
                                                     --------    --------    --------    --------      --------    --------
    Net income (loss) applicable to common shares    $ (5,892)   $   (801)   $ (3,194)   $ (2,741)     $  8,271    $ (4,357)
                                                     ========    ========    ========    ========      ========    ========






                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)


                                                               Condensed Consolidating Statement of Operations
                                                                   For the Six Months Ended June 30, 1996
                                                       ----------------------------------------------------------------------

                                                                    U.S.      German       Non
                                                                 Guarantor   Guarantor  Guarantor
                                                       Parent  Subsidiaries Subsidiary Subsidiaries Eliminations Consolidated
                                                       ------ ------------- ---------- ------------ ------------ ------------
Net sales ......................................   $      --    $ 112,438    $  38,934   $   7,382    $  (2,967)   $ 155,787
Cost of goods sold .............................          --       84,565       29,585       5,243       (2,911)     116,482
Inventory valuation charge .....................          --           --           --          --           --           --
                                                   ---------    ---------    ---------   ---------    ---------    ---------
    Gross profit ...............................          --       27,873        9,349       2,139          (56)      39,305
Selling, general and administrative expense ....       1,800       14,939        6,320       1,355         (256)      24,158
Noncash compensation expense ...................          75           --           --          --           --           75
Research and development expense ...............          --        1,765          634         100           --        2,499
                                                   ---------    ---------    ---------   ---------    ---------    ---------
    Operating income (loss) ....................      (1,875)      11,169        2,395         684          200       12,573
Interest and debt expense ......................          50        5,419        1,171         148            1        6,789
Other income (expense) .........................       6,030       (5,611)         408        (201)        (400)         226
Equity in income (loss) of subsidiary ..........       1,645        1,204          210          --       (3,059)          --
                                                   ---------    ---------    ---------   ---------    ---------    ---------
    Income (loss) before minority
      interest and income taxes ................       5,750        1,343        1,842         335       (3,260)       6,010

Minority interest ..............................          --           --           --          --          126          126
                                                   ---------    ---------    ---------   ---------    ---------    ---------
    Income (loss) before income taxes ..........       5,750        1,343        1,842         335       (3,386)       5,884

Provision (benefit) for income taxes ...........         527          825            2          89           --        1,443
Equity in income of joint ventures .............          --           --          455          --           --          455
                                                   ---------    ---------    ---------   ---------    ---------    ---------
    Net income (loss) ..........................       5,223          518        2,295         246       (3,386)       4,896
Less: preferred dividends ......................       2,468          637           --          --         (637)       2,468
                                                   ---------    ---------    ---------   ---------    ---------    ---------
    Net income (loss) applicable to common shares  $   2,755    $    (119)   $   2,295   $     246    $  (2,749)   $   2,428
                                                   =========    =========    =========   =========    =========    =========



                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                               Condensed Consolidating Statement of Operations
                                                                   For the Six Months Ended June 30, 1997
                                                       ----------------------------------------------------------------------

                                                                    U.S.      German        Non
                                                                 Guarantor   Guarantor   Guarantor
                                                       Parent  Subsidiaries Subsidiary  Subsidiaries Eliminations Consolidated
                                                       ------ ------------- ----------  ------------ ------------ ------------
Net sales .......................................   $      --   $ 115,425    $  27,573    $   8,770    $  (5,476)   $ 146,292
Cost of goods sold (excluding
      Inventory valuation charge) ...............          --      87,657       23,757        6,666       (5,791)     112,289
Inventory valuation charge ......................          --          --        3,155           --           --        3,155
                                                    ---------   ---------    ---------    ---------    ---------    ---------
    Gross profit ................................          --      27,768          661        2,104          315       30,848
Selling, general and administrative expense .....       1,623      13,997        4,775        1,296         (302)      21,389
Non-cash compensation expense ...................          32          --           --           --           --           32
Research and development expense ................          --       1,698          495           79           --        2,272
Restructuring and other charges .................          --         332           --        2,526           --        2,858
                                                    ---------   ---------    ---------    ---------    ---------    ---------
    Operating income (loss) .....................      (1,655)     11,741       (4,609)      (1,797)         617        4,297
Interest and debt expense (income) ..............        (140)      7,022        1,908          104           --        8,894
Other income (expense) ..........................       5,027      (4,682)         887         (274)        (483)         475
Equity in income (loss) of subsidiary ...........      (8,427)     (1,800)         641           --        9,586           --
                                                    ---------   ---------    ---------    ---------    ---------    ---------
    Income (loss) before minority
      interest and income taxes .................      (4,915)     (1,763)      (4,989)      (2,175)       9,720       (4,122)

Minority interest ...............................          --          --           --           --          132          132
                                                    ---------   ---------    ---------    ---------    ---------    ---------
    Income (loss) before income taxes ...........      (4,915)     (1,763)      (4,989)      (2,175)       9,588       (4,254)
Provision (benefit) for income taxes ............         293         134           --          145         (293)         279
Equity in income of joint ventures ..............          --          --        1,128           --           --        1,128
                                                    ---------   ---------    ---------    ---------    ---------    ---------
    Net income (loss) ...........................      (5,208)     (1,897)      (3,861)      (2,320)       9,881       (3,405)
Less: preferred dividends .......................       2,761         333           --           --         (333)       2,761
                                                    ---------   ---------    ---------    ---------    ---------    ---------
   Net income (loss) applicable to common shares   $  (7,969)  $  (2,230)   $  (3,861)   $  (2,320)   $  10,214    $  (6,166)
                                                    =========    =========    =========    =========    =========    =========




                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                                Condensed Consolidating Statement of Cash Flows
                                                                    For the Six Months Ended June 30, 1996
                                                       ----------------------------------------------------------------------

                                                                    U.S.      German        Non
                                                                 Guarantor   Guarantor   Guarantor
                                                       Parent  Subsidiaries Subsidiary  Subsidiaries Eliminations Consolidated
                                                       ------ ------------- ----------  ------------ ------------ ------------

Net cash provided by (used in)operating activities .   $ (1,369)   $  2,540    $ (1,127)   $    967    $    (73)    $    938
                                                       --------    --------    --------    --------    --------     --------
Cash flow from investing activities:
    Capital expenditures ...........................        (83)     (3,144)       (551)       (208)         --       (3,986)
    Increase in investments in joint ventures ......         --          --         (14)         51           4           41
    Proceeds from sale of capital equipment ........         --       1,572         191          --        (104)       1,659
    Payments for environmental liabilities .........         --      (1,355)         --          --          --       (1,355)
    Proceeds from environmental indemnification ....         --         655          --          --          --          655
    Other ..........................................         --          24          --          --          --           24
                                                       --------    --------    --------    --------    --------     --------

Net cash provided by (used in) investing activities         (83)     (2,248)       (374)       (157)       (100)      (2,962)
                                                       --------    --------    --------    --------    --------     --------
Cash flows from financing activities:
    Revolving borrowings under Credit Agreement ....     31,000          --          --          --          --       31,000
    Revolving repayments under Credit Agreement ....    (29,500)         --          --          --          --      (29,500)
    Term loan repayments under Credit Agreement ....     (3,547)         --          --          --          --       (3,547)
    Short-term loan borrowings under European
        Facility ...................................         --          --       4,331         559          --        4,890
    Short-term loan repayments under European
        Facility ...................................         --          --          --          (3)         --           (3)
    Payment of treasury stock ......................        (87)         --          --          --          --          (87)
    Dividends paid to minority interests ...........         --        (130)         --          --          --         (130)
    Repayment of capital lease obligations .........         --         (47)         --         (24)         --          (71)
    Payments for financing costs ...................         --          --          --         (33)         --          (33)
    Other ..........................................         --         (26)         --          --          --          (26)
    Subsidiary loans ...............................      3,622         (89)     (2,969)       (564)         --           --
                                                       --------    --------    --------    --------    --------     --------

Net cash provided by (used in) financing activities       1,488        (292)      1,362         (65)         --        2,493

Effect of exchange rate changes on cash ............         --          --         (28)       (175)        137          (66)
                                                       --------    --------    --------    --------    --------     --------

Net increase (decrease) in cash and cash equivalents         36          --        (167)        570         (36)         403

Cash and cash equivalents,  beginning of period ....        248          --         428       1,022        (248)       1,450
                                                       --------    --------    --------    --------    --------     --------

Cash and cash equivalents, end of  period ..........   $    284    $     --    $    261    $  1,592    $   (284)    $  1,853
                                                       ========    ========    ========    ========    ========     ========


                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                             Condensed Consolidating Statement of Cash Flows
                                                                 For the Six Months Ended June 30, 1997
                                                       ----------------------------------------------------------------------

                                                                    U.S.      German        Non
                                                                 Guarantor   Guarantor   Guarantor
                                                       Parent  Subsidiaries Subsidiary  Subsidiaries Eliminations Consolidated
                                                       ------ ------------- ----------  ------------ ------------ ------------

Net cash provided by (used in) operating activities    $  4,127    $  1,011    $ (4,156)   $    806    $    (77)   $  1,711
                                                       --------    --------    --------    --------    --------    --------
Cash flow from investing activities:
    Capital expenditures ...........................       (141)     (4,899)       (390)     (1,663)         --      (7,093)
    Increase in investments in joint ventures ......         --          --          24          --          --          24
    Proceeds from sale of capital equipment ........         --          --          --           8          --           8
    Payments for environmental liabilities .........         --      (2,508)         --          --          --      (2,508)
    Proceeds from environmental indemnification ....         --         240          --          --          --         240
    Other ..........................................         --          24          54          --          --          78

                                                       --------    --------    --------    --------    --------    --------
Net cash used in investing activities ..............       (141)     (7,143)       (312)     (1,655)         --      (9,251)
                                                       --------    --------    --------    --------    --------    --------
Cash flows from financing activities:
     Issuance of common stock ......................        269          --          --          --          --         269
    Revolving borrowings under Credit Agreement ....     41,000          --      51,312       1,023          --      93,335
    Revolving repayments under Credit Agreement ....    (38,500)         --     (47,724)       (271)         --     (86,495)
    Payment of registration costs ..................       (733)         --          --          --          --        (733)
    Repayment of capital lease obligations .........         --         (12)         --          --          --         (12)
    Payments for financing costs ...................         --          --         (55)         --          --         (55)
    Dividends paid to minority interests ...........         --        (129)         --          --          --        (129)
    Subsidiary loans ...............................     (6,094)      5,923        (441)        612          --          --

                                                       --------    --------    --------    --------    --------    --------
Net cash provided by (used in) financing activities      (4,058)      5,782       3,092       1,364          --       6,180
                                                       --------    --------    --------    --------    --------    --------
Effect of exchange rate changes on cash ............         --          --        (112)       (148)        166         (94)
                                                       --------    --------    --------    --------    --------    --------

Net increase (decrease) in cash and cash equivalents        (72)       (350)     (1,488)        367          89      (1,454)

Cash and cash equivalents, beginning of period .....         88         344       2,218         992         (88)      3,554

                                                       --------    --------    --------    --------    --------    --------
Cash and cash equivalents, end of period ...........   $     16    $     (6)   $    730    $  1,359    $      1    $  2,100
                                                       ========    ========    ========    ========    ========    ========


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


Restructuring and Other Charges

     In April 1997, the Company announced a plan to close its Vernon, France facility. This closure was completed in June 1997. Manufacturing production and certain manufacturing equipment were transferred to other locations as part of the closure. The Company recorded restructuring and other charges of $2.6 million. These charges include costs of $1.8 million for severance to employees, $0.7 million for the write-off of fixed assets and inventory, and $0.1 million for other charges, primarily for preparing the site for sale. The closing of this facility is consistent with the Company's strategic plan of improving its cost structure by having fewer manufacturing plants producing greater volume products. The Company estimates that the annual savings as a result of this plant closure will be approximately $2.2 million most of which will begin in 1998.

     During the six months ended June 30, 1997, the Company recorded inventory valuation charges of $3.2 million related to write-downs of certain products in its Pharmaceutical Intermediates and Natural Additives group. The write-downs resulted from an evaluation of lower of cost or market due primarily to industry-wide overproduction and declines in market values partially associated with recent changes in government regulation governing prescription reimbursement. In March 1997, a charge of $0.7 million was recorded based on an analysis of conditions at that date. An anticipated improvement in market conditions during the three months ended June 30, 1997 did not occur. Accordingly, management reviewed the inventory balances at June 30, 1997 and recorded an additional charge of $2.5 million. This charge was classified as an inventory valuation charge and the charge at March 31, 1997, which was included in cost of goods sold, have been reclassified for comparative purposes with the June 30, 1997 presentation. After recording this adjustment, management expects that product line profitability will return to historical levels for the Pharmaceutical Intermediates and Natural Additives product line.

     During the six months ended June 30, 1997, the Company recorded charges totaling $0.3 million which reduced operating income as a result of a marketing revitalization program the Company initiated primarily for its Organic Pigments and Dyes product group. The Company expects to record approximately $0.6 million in 1997 for this program. These charges will be recorded as incurred throughout the remainder of the year.


Results of Operations

     The following table sets forth certain data from the Consolidated Financial Statements (Unaudited) expressed as a percentage of Net sales.



                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30,                           June 30,
                                                                  -----------------------               -----------------------



                                                                     1996             1997              1996             1997
                                                                     ----             ----              ----             ----

Net sales                                                           100.0%           100.0%            100.0%           100.0%

Cost of goods sold (excluding Inventory valuation charge)            76.1             76.2              74.8             76.8

Inventory valuation charge                                             --              3.3                --              2.2

Gross profit                                                         23.9             20.6              25.2             21.1

Selling, general and administrative expense                          14.5             13.8              15.5             14.6

Research and development expense                                      1.6              1.6               1.6              1.6

Restructuring and other charges                                        --              3.7                --              2.0

Operating income                                                      7.7              1.4               8.1              2.9

Interest and debt expense                                             4.3              5.9               4.4              6.1

Net income (loss)                                                     3.6             (3.9)              3.1             (2.3)

Less: preferred dividends                                             1.6              1.9               1.6              1.9

Net income (loss) applicable to common shares                         2.0             (5.8)              1.6             (4.2)



Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Net Sales. Net sales declined $3.1 million to $75.6 million in the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. Sales of Pharmaceuticals declined $3.1 million because of (i) industry-wide overstocking due to producer and customer expectations of comparable business strengths in 1997 versus 1996, and (ii) changes in German social legislation regarding the reimbursement for certain cough medicines in which one of the Company's main products is used. It is expected that this development will not result in a permanent loss of business. Textile and Paper Chemicals revenues declined by $2.7 million compared to the same period in the prior year, primarily as a result of discontinuation of unprofitable product lines. Organic Pigments and Dyes increased by $2.1 million as a result of increased sales in Graphics Arts, Coatings, and Color Formers. Specialty Organics and Chemical Intermediates' revenues improved by $1.1 million compared to the same period in 1996. This improvement is a result primarily of plant expansions. This increase is primarily volume related as this product line experienced some overall price level deterioration and also shows some negative impact (at the sale level only) as a result of foreign exchange.

     Gross Profit. Gross profit, excluding the inventory valuation charge of $2.5 million, declined $0.8 million for the three months ended June 30, 1997 to $18.0 million compared to $18.8 million for the three months ended June 30, 1996. This decline resulted primarily from the following: (i) $2.1 million was due to lower sales of Pharmaceuticals; (ii) $1.8 million resulted from price level deterioration and higher toluene and energy costs impacting Specialty Organics and Intermediates, which costs are expected to moderate for the remainder of 1997. These negative impacts were offset by the following improvements: (i) $1.5 million in Organic Pigments and Dyes as a result of the increased sales and improving margins in the Graphic Arts and Coatings product lines; (ii) $0.6 million in Textile and Paper Chemicals as a result of improved product line profitability due to the discontinuation of unprofitable product lines; and (iii) $1.0 million in Food and Personal Care primarily as a result of improvements in our Preservatives and Food Color product lines.

     The following table displays a comparison for each of the Company's five core product lines of pounds of product sold, average prices, net sales, gross profit dollars, and gross profit percentage for the quarters ending June 30, 1997 and 1996, respectively. (All values are in millions except for average price.)



                                                             Three Months Ended
                                          June 30, 1997                                  June 30, 1996
                          -------------------------------------------     ------------------------------------------

                          Volume    Average    Net    Gross    Gross      Volume   Average    Net     Gross    Gross
Line                     (pounds)    Price    Sales  Profit   Margin     (pounds)   Price    Sales   Profit   Margin
                         --------    -----    -----  ------   ------     --------   -----    -----   ------   ------
Specialty Organics
 & Intermediates          32.86      $0.50   $16.29    $3.37    20.67%     27.48    $0.55   $15.12    $5.13    33.93%

Food & Personal
 Care Ingredients          1.85      $1.01   $18.73    $6.30    33.62%     19.23    $1.00   $19.27    $5.32    27.60%

Pharmaceutical
 Intermediates             0.72     $11.92    $8.55    $0.21     2.42%      0.65   $17.79   $11.65    $2.27    19.47%

Textile & Paper
 Chemicals                22.27      $0.76   $16.97    $4.78    28.18%     26.12    $0.75   $19.68    $4.21    21.37%

Organic Pigments
 & Dyes                    3.51      $4.29   $15.08    $3.36    22.34%      0.27    $4.79   $12.94    $1.83    14.21%


Company Total             77.89      $0.97   $75.62   $18.02    23.83%     76.18    $1.03   $78.66   $18.76    23.85%


     The Company recorded estimated costs of shutdown of $0.4 million and $0.3 million for the three months ended June 30, 1997 and 1996, respectively. The costs of shutdown are accrued on a pro rata basis over the period between shutdowns. Plant shutdowns are typically scheduled on a semi-annual; nine-month and annual basis at the Company's various plants for the performance of maintenance and inspection of various pieces of equipment. As of June 30, 1997, $0.6 million was accrued related to such costs, which represented a decrease from December 31, 1996 of $0.3 million due primarily to shutdowns at the Company's Hilton Davis and Kalama facilities in June and the timing of various other plant shutdowns scheduled in 1997.

     Selling, General and Administrative Expense. Selling, general, and administrative expense decreased $1.0 million to $10.4 million in the three months ended June 30, 1997 compared to the same period of the prior year primarily due to personnel reductions and plant closings as a result of restructuring and other charges. As a percentage of sales, selling, general, and administrative expense decreased from 14.5% in the three months ended June 30, 1996 to 13.8% for the same period in 1997.

     Research and Development Expense. Research and development expense stayed constant at $1.2 million compared to the same period of the prior year. As a percentage of sales, research and development also was constant at 1.6% in the three months ended June 30, 1996 compared to the same period in 1997.

     Operating Income. Operating income declined $4.9 million to $1.1 million in the quarter ended June 30, 1997 compared to the same quarter of 1996. Excluding the impact of the inventory adjustment and the restructuring costs, Operating income for the quarter ended June 30, 1997 was $6.3 million compared to $6.0 in the same quarter of 1996. This improvement is primarily a result of the gross profit and selling, general and administrative expense impacts discussed above.

     Interest and Debt Expense. Interest and debt expense was $4.5 million and $3.4 million for the three months ended June 30, 1997 and 1996, respectively. The weighted average interest rate of the Company's borrowings was 9.8% at June 30, 1997, as compared to 8.9% at June 30, 1996. The increase in the weighted average interest rate is attributable to the issuance of the 10 5/8% Senior Subordinated Notes due 2006 (the "Notes") that were issued in October 1996.

     Net Income (Loss). Net income decreased $5.8 million to a loss of $2.9 million in the three months ended June 30, 1997 as compared to the same period of the prior year. The loss resulted primarily from items discussed above.

     In addition, the Company's equity in income of joint ventures increased $0.3 million for the three months ended June 30, 1997 as compared to the same period of the prior year. The increase is primarily attributable to the increase in the equity in income of Srinivasa Cystine Limited which increased $0.4 million.

     Net Income (Loss) Applicable to Common Shares. The net income applicable to common shares decreased by $5.9 million to a loss of $4.4 million for the three months ended June 30, 1997 as compared to the same period of the prior year. The decrease resulted from the items referred to above.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Net Sales. Net sales declined $9.5 million to $146.3 million in the six months June 30, 1997 compared to the same period in 1996. Sales of Pharmaceuticals declined $11.6 million because of (i) industry-wide overstocking due to producer and customer expectations of comparable business strengths in 1997 versus 1996, and (ii) a change in German social legislation regarding the reimbursement for certain cough medicines in which one of the Company's main products is used. It is expected that this development will not result in a permanent loss of business. Textile and Paper Chemicals revenues declined by $1.1 million compared to the same period in the prior year, primarily as a result of discontinuation of unprofitable product lines. Organic Pigments and Dyes increased by $1.3 million, while 1996 results show $0.8 million of a discontinued product line. Specialty Organics and Chemical Intermediates' revenues improved by $1.1 million compared to the same period in 1996. This improvement is a result primarily of plant expansions. This increase is primarily volume related as this product line experienced some overall price level deterioration and also shows some negative impact (at the sale level only) as a result of foreign exchange.

     Gross Profit. Gross profit, excluding the inventory valuation charge of $3.2 million, declined $5.3 million for six months ended June 30, 1997 to $34.0 million compared to $39.3 million for the six three months ended June 30, 1996. This decline resulted primarily from the following: (i) $4.6 million was due to lower sales of Pharmaceuticals; (ii) $1.9 million resulted from lower overall prices, higher toluene and energy costs impacting Specialty Organics and Intermediates, which costs are expected to moderate for the remainder of 1997. These negative impacts were offset by the following improvements (i) $0.1 million in Organic Pigments and Dyes as a result of the increased sales as well as improving margins in the Graphic Arts and Coatings product lines while 1996 results show $0.4 million from a discontinued product line; (ii) $0.7 million in Textile and Paper Chemicals as a result of improved product line profitability as a result of the discontinuation of unprofitable product lines; and (iii) $0.3 million in Food and Personal Care primarily as a result of improvements in our Preservatives and Food Color product lines.

     The following table displays a comparison for each of the Company's five core product lines of pounds of product sold, average prices, net sales, gross profit dollars, and gross profit percentage for the six months ended June 30, 1997 and 1996, respectively. (All values are in millions except for average price.)


                                                              Six Months Ended
                                          June 30, 1997                                  June 30, 1996
                          -------------------------------------------    ------------------------------------------

                          Volume    Average    Net    Gross    Gross      Volume   Average    Net     Gross   Gross
Line                     (pounds)    Price    Sales  Profit   Margin     (pounds)   Price    Sales   Profit  Margin
                         --------    -----    -----  ------   ------     --------   -----    -----   ------  ------

Specialty Organics
 & Intermediates          61.03     $0.52   $31.47    $7.06     22.44%     54.67    $0.56   $30.37   $9.00    29.64%

Food & Personal
 Care Ingredients         34.99     $1.03   $36.06   $10.98     30.44%     33.21    $1.06   $35.22  $10.67    30.28%

Pharmaceutical
 Intermediates            1..25    $12.25   $15.37    $2.23     14.50%     1..32   $20.48   $26.98   $6.79    25.16%

Textile & Paper
 Chemicals                49.27     $0.70   $34.35    $7.93     23.11%     50.98    $0.69   $35.43   $7.18    20.27%

Organic Pigments
 & Dyes                    6.66     $4.36   $29.04    $5.80     19.97%      5.74    $4.84   $27.79   $5.67    20.40%

Company                  153.20     $0.96  $146.29   $34.00     23.24%    145.83    $1.07  $155.79  $39.31    25.23%





     The Company recorded estimated costs of shutdown of $0.8 million and $0.4 million for the three months ended June 30, 1997 and 1996, respectively. The costs of shutdown are accrued on a pro rata basis over the period between shutdowns. Plant shutdowns are typically scheduled on a semi-annual, nine-month and annual basis at the Company's various plants for the performance of maintenance and inspection of various pieces of equipment. As of June 30, 1997, $0.6 million was accrued related to such costs, which represented an increase from December 31, 1996 of $0.3 million due primarily to shutdowns at the Company's Hilton Davis and Kalama facilities in June and the timing of various other plant shutdowns scheduled in 1997.

     Selling, General and Administrative Expense. Selling, general, and administrative expense decreased $2.8 million to $21.4 million in the six months ended June 30, 1997 compared to the same period of the prior year primarily due to personnel reductions and plant closings as a result of restructuring and other charges. As a percentage of sales, selling, general, and administrative expense decreased from 15.5% in the six months ended June 30, 1996 to 14.6% for the same period in 1997.

     Research and Development Expense. Research and development expense declined $0.2 million to $2.3 million compared to the same period of the prior year. As a percentage of sales, research and development remained at 1.6% for the six months ended June 30, 1997 compared to the same period in 1996.

     Operating Income. Operating income declined $8.3 million to $4.3 million for the six months ended June 30, 1997 compared to the same period of 1996. Excluding the impact of the inventory adjustment and the restructuring costs, Operating Income for the six months ended June 30, 1997 was $10.3 million compared to $12.6 million for the same period 1996. This performance is a result of the decline in gross profit as a result of the Pharmaceutical Sales decline and the increased cost of toluene and energy offset by improvements in other product lines and the decline in selling, general and administrative expense.

     Interest and Debt Expense. Interest and debt expense was $8.9 million and $6.8 million for the six months ended June 30, 1997 and 1996, respectively. The Company had net borrowings of $6.8 million for the six months ended June 30, 1997, as compared to net borrowings of $2.8 million for the six months ended June 30, 1996. The weighted average interest rate of the Company's borrowings was 9.8% at June 30, 1997, as compared to 8.9% at June 30, 1996. The increase in the weighted average interest rate is attributable to the issuance of the 10 5/8% Senior Subordinated Notes due 2006 (the "Notes") that were issued in October 1996.

     Net Income (Loss). Net income decreased $8.3 million to a loss of $3.4 million in the six months ended June 30, 1997 as compared to the same period of the prior year. The loss resulted primarily from items discussed above.

     In addition, the Company's equity in income of joint ventures increased $0.7 million for the six months ended June 30, 1997 as compared to the same period of the prior year. The increase is primarily attributable to the increase in the equity in income of Srinivasa Cystine Limited which increased $0.8 million.

     Net Income (Loss) Applicable to Common Shares. The net income applicable to common shares decreased by $8.6 million to a loss of $6.2 million for the six months ended June 30, 1997 as compared to the same period of the prior year. The decrease resulted from the items referred to above.


Liquidity and Capital Resources

     Net Cash Provided By Operating Activities. Net cash provided by operating activities for the six months ended June 30, 1997 was $1.7 million, an increase of $0.8 million over the same period of the prior year. This increase was due primarily to increases in accounts receivable from increased international sales from domestic operations, increased inventories attributable to customer demand, and a decrease in net income of $8.3 million.

     Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 1997 was $9.3 million, an increase of $6.3 million over the same period of the prior year. Capital expenditures in the six months ended June 30, 1997 were $7.1 million compared to $4.0 million in the same period of the prior year. This increase in capital expenditures in 1997 included $2.5 million related to the expansion program at the Company's Kalama facility.

     Net Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 1997 was $6.2 million, an increase of $3.7 million over the same period of the prior year and includes cash proceeds of $0.3 million from the issuance of common stock. This increase is due primarily to both lower operating results and increased levels of capital expenditures in 1997.

     Liquidity. On October 17, 1996, the Company issued the Notes. The Notes are fully and unconditionally guaranteed, on a joint and several basis, as to payment of principal, premium, if any, and interest, by all of the Company's domestic subsidiaries and Diamalt.



     Concurrently with the consummation of the offering of the Notes, the Company amended and restated its existing credit agreement (as amended and restated, the "Amended and Restated Credit Agreement") to, among other things, increase the amount of the revolving loan facility to $85 million and include Diamalt as a co-borrower. The Amended and Restated Credit Agreement and the Indenture related to the Notes contain certain financial covenants that restrict, among other things, the incurrence of additional indebtedness, the sale of assets, and certain investments, acquisitions and distributions by the Company. The Amended and Restated Credit Agreement also requires the Company to maintain specified financial ratios and tests, including maximum leverage ratios and minimum interest coverage ratios. The Company was in compliance with such ratios and tests at June 30, 1997.

     The Company expects that its ongoing cash requirements will consist primarily of interest payments on its outstanding indebtedness, including the Notes and any borrowings under the Amended and Restated Credit Agreement. As of June 30, 1997 the Company had $67.3 million of working capital (current assets less current liabilities) and $52.1 million available under the Amended and Restated Credit Agreement.

     Although the Company expects that cash flows from operations and available borrowings under the Amended and Restated Credit Agreement will provide sufficient working capital to operate the Company's business, to make expected capital expenditures and to meet the Company's foreseeable liquidity requirements, there can be no assurance that sufficient sources of funds will be available.


Foreign Currency Exchange Rates

     The Company's substantial foreign operations expose it to the risk of exchange rate fluctuations. If foreign currency denominated revenues are greater than costs, the translation of foreign currency denominated costs and revenues into U.S. dollars will improve profitability when the foreign currency strengthens against the U.S. dollar and will reduce profitability when the foreign currency weakens. In addition, the remeasurement of foreign currency denominated assets and liabilities into U.S. dollars gives rise to foreign exchange gains or losses, which are included in the determination of net income.

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



                                            FREEDOM CHEMICAL COMPANY
                                                     (Registrant)


                                            By:  /s/ BRIAN F. MCNAMARA
                                                     Brian F. McNamara
                                                     Vice President, Secretary
                                                     and General Counsel



Date: August 14, 1997                       By:  /s/ DENNIS M. MONAHAN
                                                 ---------------------
                                                     Dennis M. Monahan
                                                     Vice President, Finance
                                                     and Control

                            FREEDOM CHEMICAL COMPANY
                   Form 10-Q Report for the Three Months Ended
                                  June 30, 1997



                                INDEX TO EXHIBITS


Exhibit
  No.    Description of Exhibit

3.1 Restated Certificate of Incorporation of Freedom Chemical Company and Certificate of Designation for Preferred Stock (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

3.2 By-laws of Freedom Chemical Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1(33-84778) and incorporated herein by reference).

27       Financial Data Schedule.