Form 10-Q
period 1997-09-30
FREEDOM CHEMICAL CO
filed 1997-11-14
CIK 931075

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q


   /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997
                               ------------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________  to ___________

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

   ---------------------------------------------------------------------------
  (Former Address of Principal Executive Offices, if Changed Since Last Report)

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

As of November 13, 1997, 156,501 shares of the registrant's Series A Common Stock and no shares of the registrant's Series B Common Stock were outstanding.

                    FREEDOM CHEMICAL COMPANY and SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                             Page
                                     PART I

Item 1.       Consolidated Balance Sheets at December 31, 1996 and September 30, 1997.....................      3
              Consolidated Statements of Operations for the Three Months and Nine Months Ended
                  September 30, 1996 and 1997, respectively...............................................      4
              Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 1996 and 1997, respectively...............................................      5
              Notes to Consolidated Financial Statements..................................................   6-20

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......  21-26



                                     PART II

Item 2.       Change in Securities........................................................................     27

Item 5.       Other Information...........................................................................     27

Item 6.       Exhibits and Reports on Form 8-K............................................................     27


                         Part I - Financial Information

   Item 1.        Financial Statements
   -------        --------------------

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (Dollars in thousands, except share data)


                                                                            December 31,      September 30,
                                                                                1996              1997
                                                                                ----              ----
                                     ASSETS

Current assets:
  Cash and cash equivalents.......................................         $     3,554        $       768
  Accounts receivable, net of allowance for doubtful
  accounts of $456 and $858, respectively.........................              44,249             45,283
  Due from shareholders...........................................                  22                 68
  Refundable income taxes.........................................               1,811                 --
  Inventories.....................................................              53,019             47,843
  Prepaid expenses and other current assets.......................               5,251              4,489
  Environmental indemnification...................................                 492                192
  Deferred income taxes...........................................               7,237              6,585
                                                                           -----------        -----------

      Total current assets........................................             115,635            105,228

Property plant and equipment:
  Land............................................................               3,872              3,680
  Buildings and improvements......................................              14,600             15,442
  Machinery and equipment.........................................             101,356            110,723
  Other...........................................................              11,137              6,440
                                                                           -----------        -----------

                                                                               130,965            136,285
Less accumulated depreciation.....................................              28,754             37,011
                                                                           -----------        -----------

                                                                               102,211             99,274

Intangible assets, net............................................              34,040             32,695
Environmental indemnification.....................................                   8                663
Deferred financing costs, net.....................................               6,902              6,605
Investments in joint ventures.....................................                 541              2,280
Other.............................................................               3,577              3,731
                                                                           -----------        -----------


      Total assets................................................         $   262,914        $   250,476
                                                                           ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt............................         $     1,067        $         8
  Short-term borrowings...........................................                 936                412
  Notes payable...................................................               1,098                987
  Accounts payable................................................              20,996             21,923
  Accrued expenses................................................               7,889              7,966
  Accrued interest................................................               3,033              6,387
  Accrued compensation............................................               5,787              5,380
  Accrued restructuring and other charges.........................               4,127              2,239
  Environmental...................................................               1,700              2,812
                                                                           -----------        -----------

      Total current liabilities...................................              46,633             48,114

Long-term debt....................................................             153,560            150,797
Environmental.....................................................              15,987             12,279
Deferred income taxes.............................................              12,259             11,315
Postretirement benefits...........................................               4,416              4,632
Other.............................................................               3,346              1,969
Minority interest.................................................               3,390              3,445
Commitments and contingencies.....................................                  __                 __
Mandatory redeemable preferred stock:
  Series B, cumulative, $1,000 par value, authorized 40,000
  shares; issued and outstanding 21,322 shares and 21,519,
  respectively, stated at liquidation value of $1,000 per share plus
  accrued and unpaid dividends of $11,389 and $14,429, respectively             32,711             35,948
  Series C, cumulative, $1,000 par value, authorized 15,000 shares;
  issued 9,137 shares, outstanding 8,916 shares, stated at
  liquidation value of $1,054 per share plus accrued and unpaid
  dividends of $3,453 and $4,640, respectively....................              13,083             14,270

  Less: Treasury stock, at cost (221 shares of Series C preferred)                (262)              (262)
                                                                           -----------        -----------

                                                                                45,532             49,956
Stockholders' deficit:
  Common stock
    Series A, $.01 par value, authorized 200,000 shares; issued
    154,872 and 156,892 shares respectively, outstanding 154,481
    and 156,501 shares, respectively..............................                   2                  2
    Series B, $.01 par value, authorized 10,000 shares; none
    issued or outstanding.........................................                  --                 --
  Additional paid-in capital......................................              10,846              7,149
  Accumulated deficit.............................................             (30,444)           (34,742)
  Cumulative translation adjustment...............................                (397)            (2,224)
                                                                           -----------        ------------

                                                                               (19,993)           (29,815)
Less: Stockholder notes receivable................................              (2,113)            (2,113)
  Treasury stock, at cost (391 shares of Series A common).........                 (46)               (46)
  Minimum pension liability.......................................                 (57)               (57)
                                                                           -----------        -----------

Total stockholders' deficit.......................................             (22,209)           (32,031)
                                                                           -----------        -----------

       Total liabilities and stockholders' deficit................         $   262,914        $   250,476
                                                                           ===========        ===========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands)



                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                                  -----------------------           -----------------------


                                                                    1996             1997              1996            1997
                                                                    ----             ----              ----            ----

Net sales..................................................     $  73,264         $ 71,327         $ 229,051        $ 217,619
Cost of goods sold (excluding inventory valuation charges).        57,137           56,395           173,619          168,684
Inventory valuation charges................................         4,980               --             4,980            3,155
                                                                ---------         --------          --------        ---------
      Gross profit.........................................        11,147           14,932            50,452           45,780
Selling, general and administrative expense................        11,793           10,541            35,951           31,930
Non-cash compensation expense .............................            84              158               159              190
Research and development expense...........................         1,085            1,045             3,584            3,317
Restructuring and other charges ...........................            --              112                --            2,970
                                                                ---------         --------         ---------        ---------
      Operating income (loss).............................         (1,815)           3,076            10,758            7,373
Interest and debt expense..................................         3,550            3,982            10,339           12,876
Other income (loss)........................................           281             (177)              507              298
                                                                ---------         ---------        ---------        ---------

          Income (loss) before minority
           interest and income taxes.......................        (5,084)          (1,083)              926           (5,205)
Minority interest..........................................            69               88               195              220
                                                                ---------         --------         ---------        ---------

         Income (loss) before income taxes ................        (5,153)          (1,171)              731           (5,425)
Provision (benefit) for income taxes.......................          (508)             181               935              460
Equity in income of joint ventures.........................            72              459               527            1,587
                                                                ---------         --------         ---------        ---------

          Net income (loss)................................        (4,573)            (893)              323           (4,298)


Preferred dividends........................................           481            1,468             2,949            4,229
                                                                ---------         --------         ---------        ---------

     Net loss applicable to common shares..................     $  (5,054)        $ (2,361)        $  (2,626)       $  (8,527)
                                                                ==========        =========        ==========       ==========










                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,

                                                                                         -------------------------




                                                                                          1996                1997
                                                                                          ----                ----
Cash flows from operating activities:
    Net income (loss) .......................................................          $    323           $  (4,298)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Depreciation and amortization............................................            10,136              10,771
    Provision for doubtful accounts..........................................                65                 290
    (Gain) loss on sale of fixed assets......................................               (60)                131
    Minority interest........................................................               195                 203
    Non-cash compensation expense............................................               159                 190
    Equity increase of joint ventures........................................              (528)             (1,588)
    Deferred income taxes....................................................               621                 116
    Inventory valuation charges..............................................             4,980               3,155
    Restructuring and other charges (excluding inventory
     valuation charges), net of payments.....................................            (2,649)             (1,123)
    Other changes that provided (used) cash: ................................
        Accounts receivable..................................................            (7,940)             (3,238)
        Inventories..........................................................           (14,138)                (69)
        Prepaid expenses and other current assets............................            (2,620)              2,248
        Accounts payable, accrued expenses and other liabilities.............            10,581               4,963
                                                                                       --------           ---------

Net cash (used in) provided by operating activities..........................              (875)             11,751

Cash flows from investing activities:
       Capital expenditures..................................................            (7,883)             (9,300)
       Decrease in investments in joint ventures.............................                31                  --
       Proceeds from sale of capital equipment...............................             1,651                  67
       Payments for environmental liabilities................................            (1,988)             (3,744)
       Proceeds from environmental indemnification...........................             1,038                 300
       Other.................................................................                36                 184
                                                                                       --------           ---------

Net cash used in investing activities........................................            (7,115)            (12,493)

Cash flows from financing activities:
    Issuance of common stock.................................................                --                 223
    Issuance of preferred stock..............................................                --                 196
    Revolving borrowings under Credit Agreement..............................            47,000             128,011
    Revolving repayments under Credit Agreement.............................            (41,499)           (129,457)
    Term loan repayments under Credit Agreement.............................             (5,166)                 --
    Short-term borrowings under European Facility............................             8,329                  --
    Purchase of treasury stock...............................................               (87)                 --
    Payment of registration costs............................................              (114)               (733)
    Repayment of capital lease obligations...................................               (91)                (14)
    Payments for financing costs.............................................               (50)                (55)
    Dividends paid to minority interests.....................................              (130)               (129)
    Other....................................................................               (40)                (14)
                                                                                       ---------          ----------

Net cash provided by (used in) financing activities..........................             8,152              (1,972)

Effect of exchange rate changes on cash......................................               (68)                (72)
                                                                                       --------           ---------

Net increase (decrease) in cash and cash equivalents.........................                94              (2,786)

Cash and cash equivalents, beginning of period...............................             1,450               3,554
                                                                                       --------           ---------

Cash and cash equivalents, end of period.....................................          $  1,544           $     768
                                                                                       ========           =========



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


2.  Accounting Policies

Principles of Consolidation
---------------------------

     The accompanying consolidated financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position of the Company as of September 30,1997; the results of its operations for the three and nine months ended September 30, 1996 and 1997, respectively; and changes in its cash flows for the nine months ended September 30, 1996 and 1997, respectively. The results of operations for the three and nine months periods ended September 30, 1997, respectively, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The financial information presented herein should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Reclassifications
-----------------

     Beginning in 1997, certain expenses related to evaluations of lower of cost or market which were previously classified as cost of goods sold have been reclassified to inventory valuation charges as a separate component of gross profit. All financial information has been restated to conform to the current presentation.

     Certain other prior year amounts have been reclassified to conform to the current year's presentation.

Forward Exchange Contracts
--------------------------

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


4.  Inventories

A summary of the major classifications of inventories is as follows:

                                            December 31,          September 30,
                                                1996                  1997
                                             ----------            ---------

       Raw materials, work in process        $   27,265            $  27,627
       Finished goods                            31,888               21,727
                                             ----------            ---------
                                                 59,153               49,354
       Less: reserves                           ( 6,134)              (1,511)
                                             ----------            ---------
                                             $   53,019            $  47,843
                                             ==========            =========

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)



5.  Inventory Valuation Charges

     During the nine months ended September 30, 1997, the Company recorded inventory valuation charges of $3,155 related to write-downs of certain products in its Pharmaceutical Intermediates and Natural Additives group. The write-downs resulted from an evaluation of lower of cost or market due primarily to industry-wide overproduction and declines in market values partially associated with recent changes in government regulation governing prescription reimbursement.

     In March 1997, a charge of $679 was recorded based on an analysis of conditions at that time. An anticipated improvement in market conditions during the three months ended June 30, 1997 did not occur. Accordingly, management reviewed the inventory balances at June 30, 1997 and recorded an additional charge of $2,476.

     In September, 1996, the Company recorded charges totaling $4,980 as a result of inventory obsolescence principally in the Company's Organic Pigments and Dyes product line.


6.  Restructuring and Other Charges

     In April 1997, the Company announced a plan to close its Vernon, France facility. This closure was completed in June 1997. Manufacturing production and certain manufacturing equipment were transferred to other locations as part of the closure plan. The Company recorded restructuring and other charges of $2,606. These charges include costs of $1,813 for severance to employees, $660 for the write-off of fixed assets and inventory, and $133 for other charges, primarily for preparing the site for sale. The balance of this restructuring liability as of September 30, 1997 was $887 and should be paid or settled during the 1997 fiscal year.

     As of September 30, 1997, the Company recorded charges totaling $444 as a result of a marketing revitalization program the Company initiated primarily for its Organic Pigments and Dyes product group. The Company expects to record approximately $600 in 1997 for this program. These charges will be expensed as incurred throughout the remainder of the year.



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

     At the time of the acquisition, the Company recorded a liability for $350 relating to the payment due to the former owners. In 1994, initial investigations disclosed offsite groundwater contamination. The Company hired an environmental consultant to manage this project and is developing an investigative plan. While the Company believes that any remediation costs incurred may be recovered from the prior owners, a $1,900 charge was recorded in 1995 for estimated remediation costs since any recoveries or reimbursements from the prior owners are not currently determinable. As of September 30, 1997, FTCC has accrued approximately $1,612 for this liability and believes the risk of loss exposure is up to $6,500.

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

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

7.  Environmental Contingencies, continued

   KCI

     KCI owns three manufacturing facilities: Kalama, Washington; Garfield, New Jersey; and Beaufort, South Carolina. Operations at these three sites, including operations by subsidiaries formerly owned by KCI, have generated environmental liabilities. The Stock Purchase Agreement between the Company and BC Sugar whereby the Company acquired KCI (the "KCI Stock Purchase Agreement"), requires BC Sugar to indemnify and reimburse the Company for certain environmental liabilities, as discussed in more detail below.

     The Company's Kalama, Washington facility is subject to an agreed order between KCI and the Environmental Protection Agency ("EPA") requiring KCI to remediate portions of the site and to limit potential offsite contamination, pursuant to the Resource Conservation and Recovery Act ("RCRA"). The EPA has approved one of Kalama's interim corrective measures work plans and initial RCRA facility investigation report describing proposed remediation of the site. Capital equipment has been installed in part of the facility and remediation is ongoing. The Company believes that the interim corrective measures will provide most if not all of the remediation required by the EPA. As of September 30, 1997, KCI has accrued approximately $5,700 for this liability and believes the risk of loss exposure is up to $18,000. The associated indemnification as of September 30, 1997 is $435 to $7,200 based on the risk of loss exposure.

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

     As of September 30, 1997, KCI has accrued approximately $500 for this liability and believes the risk of loss exposure is up to $900. The associated indemnification as of September 30, 1997 is $200 to $360 based on the risk of loss exposure.

     The Company's Beaufort facility has been listed on the EPA's National Priorities List pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). KCI's subsidiary, Kalama Specialty Chemicals, Inc. ("KSCI"), has conducted environmental studies of the site to identify the extent of contamination and to evaluate the feasibility of remediation alternatives, pursuant to an administrative order of consent between KSCI and the EPA. The EPA and KSCI have reached agreement on a consent decree under which KSCI is to perform the remediation strategy selected by the EPA. Pilot equipment was installed and test work commenced in 1995. BC Sugar will remain responsible for certain of KCI's portion of the cleanup costs pursuant to the KCI Stock Purchase Agreement as described below. Manufacturing operations at this facility have also ceased. As of September 30, 1997, KCI has accrued approximately $3,300 for this liability and believes the risk of loss exposure is up to $5,300. The associated indemnification as of September 30, 1997 is $100 to $600 based on the risk of loss exposure.

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

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                           Condensed Consolidating Balance Sheet
                                                                  As of December 31, 1996
                                         ------------------------------------------------------------------------------

                                                             U.S.       German       Non
                                                           Guarantor   Guarantor  Guarantor    Elim-
                                                Parent   Subsidiaries Subsidiary Subsidiaries inations Consolidated
                                             ---------    ---------    --------    --------   --------   --------
                            ASSETS
Current assets:
    Cash and cash equivalents...............      $88         $344     $2,218       $992        $(88)     $3,554
    Accounts receivable, net................       --       29,933     11,458      2,858          --      44,249
    Due from affiliates.....................    6,294           --         --      1,566      (7,860)         --
    Due from shareholder....................       17            5         --         --          --          22
    Refundable income taxes.................    1,811           --         10         --         (10)      1,811
    Inventories.............................       --       33,522     17,481      2,069         (53)     53,019
    Prepaid expenses and
      other current assets.................        63        2,164      2,858        410        (244)      5,251
    Environmental indemnification...........       --          492         --         --          --         492
    Deferred income taxes...................      609        6,492         --        136          --       7,237
                                             --------     --------    -------    -------    --------    --------

          Total current assets..............    8,882       72,952     34,025      8,031      (8,255)    115,635


Property, plant and equipment:
    Land....................................       --        2,610        438        824          --       3,872
    Buildings and improvements..............       --       13,001        704        895          --      14,600
    Machinery and equipment.................       --       88,186      9,047      4,123          --     101,356
    Other...................................      376        8,805        733      1,223          --      11,137
                                             --------     --------      -----     ------      ------      ------

                                                  376      112,602     10,922      7,065          --     130,965
     Less accumulated depreciation..........      142       25,680      1,544      1,388          --      28,754
                                             --------     --------      -----     ------      ------      ------

                                                  234       86,922      9,378      5,677          --     102,211

Intangible assets, net......................      335       33,063        267         59         316      34,040
Environmental indemnification...............       --            8         --         --          --           8
Deferred financing costs, net...............       --        5,946        948          8          --       6,902
Investments in joint ventures...............       --           --        541         --          --         541
Deferred income taxes.......................    3,204           --         --         --      (3,204)         --
Other.......................................      148        3,163        220         46          --       3,577
Notes receivable, subsidiaries..............  127,943        6,578        539         --    (135,060)         --
Investment in subsidiaries..................   25,405        2,752      3,329         --     (31,486)         --
                                             --------     --------    -------    -------    --------    --------

          Total assets...................... $166,151     $211,384    $49,247    $13,821   $(177,689)   $262,914
                                             ========     ========    =======    =======   ==========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term debt....      $--          $26        $--     $1,041         $--      $1,067
    Short-term borrowings...................       --           --        458        478          --         936
    Notes payable...........................        2          773         --        323          --       1,098
    Accounts payable........................      186       15,654      4,072      1,169         (85)     20,996
    Due to affiliates.......................       --          479      7,161        220      (7,860)         --
    Accrued expenses........................      428        6,686        730        298        (253)      7,889
    Accrued interest........................    2,897           --        104         32          --       3,033
    Accrued compensation....................      345        4,184        750        508          --       5,787
    Accrued restructuring and other charges.      953        2,516        557        101          --       4,127
    Environmental...........................       --        1,700         --         --          --       1,700
                                             --------     --------     ------    -------    --------    --------

          Total current liabilities.........    4,811       32,018     13,832      4,170      (8,198)     46,633

Long-term debt..............................  134,500           --     18,591        469          --     153,560
Environmental...............................       --       15,987         --         --          --      15,987
Deferred income taxes.......................       --       15,416         --         47      (3,204)     12,259
Postretirement benefits.....................       --        4,416         --         --          --       4,416
Notes payable...............................       --      119,676     13,425      1,959    (135,060)         --
Other.......................................    2,456          173        456        261          --       3,346
Minority interest...........................       --           --         --        290       3,100       3,390
Commitments and contingencies...............       --           --         --         --          --          --
Mandatory redeemable preferred stock:.......   45,794        3,079         --         --      (3,079)     45,794
     Less: Treasury stock...................     (262)          --         --         --          --        (262)
                                             --------     --------    -------    -------    --------    --------

                                               45,532        3,079         --         --      (3,079)     45,532

Stockholders' equity (deficit):
Common stock................................        2        1,200      1,291      2,333      (4,824)          2
Preferred stock.............................       --        3,839         --         --      (3,839)         --
Additional paid-in capital..................   10,846       33,928      8,241      2,761     (44,930)     10,846
Retained earnings (accumulated deficit).....  (29,980)     (18,148)    (6,097)     1,648      22,133     (30,444)
Cumulative translation adjustment...........       --           --       (492)      (117)        212        (397)
Less: Stockholder note receivable...........   (1,913)        (200)        --         --          --      (2,113)
     Treasury stock, at cost................      (46)          --         --         --          --         (46)
     Minimum pension liability..............      (57)          --         --         --          --         (57)
                                             --------     --------    -------    -------    --------    --------

          Total stockholders' equity
           (deficit)........................  (21,148)      20,619      2,943      6,625     (31,248)    (22,209)

                                             --------     --------    -------    -------    --------    --------

          Total liabilities and
            stockholders' equity (deficit).. $166,151     $211,384    $49,247    $13,821   $(177,689)   $262,914
                                             ========     ========    =======    =======   =========    ========

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                               Condensed Consolidating Balance Sheet
                                                                     As of September 30, 1997
                                              ------------------------------------------------------------------------------

                                                                 U.S.        German        Non
                                                              Guarantor     Guarantor   Guarantor      Elimin-
                                                 Parent      Subsidiaries  Subsidiary  Subsidiaries     ations   Consolidated
                                                ---------    ----------    ----------   ----------    --------    ----------
                            ASSETS
Current assets:
    Cash and cash equivalents ................   $     424    $      73    $    (224)   $     722    $    (227)   $     768
    Accounts receivable, net .................          --       31,574       11,376        2,326            7       45,283
    Due from affiliates ......................       6,393          (38)         722          411       (7,488)          --
    Due from shareholder .....................          68           --           --           --           --           68
    Refundable income taxes ..................          --           --           --           --           --           --
    Inventories ..............................          --       34,145       12,856          964         (122)      47,843
    Prepaid expenses and
      other current assets ...................         380        2,225        1,660          224           --        4,489
    Environmental indemnification ............          --          192           --           --           --          192
    Deferred income taxes ....................         609        5,939           --           37           --        6,585
                                                 ---------    ---------    ---------    ---------    ---------    ---------

          Total current assets ...............       7,874       74,110       26,390        4,684       (7,830)     105,228


Property, plant and equipment:
    Land .....................................          --        2,514          384          782           --        3,680
    Buildings and improvements ...............          --       13,209          616        1,617           --       15,442
    Machinery and equipment ..................          --       97,499        7,898        5,326           --      110,723
    Other ....................................         660        4,632          994          154           --        6,440
                                                 ---------    ---------    ---------    ---------    ---------    ---------

                                                       660      117,854        9,892        7,879           --      136,285
     Less accumulated depreciation ...........         231       33,164        1,886        1,730           --       37,011
                                                 ---------    ---------    ---------    ---------    ---------    ---------

                                                       429       84,690        8,006        6,149           --       99,274

Intangible assets, net .......................         266       31,739          352          338           --       32,695
Environmental indemnification ................          --          663           --           --           --          663
Deferred financing costs, net ................         428        5,418          754            5           --        6,605
Investments in joint ventures ................          --           --        2,280           --           --        2,280
Deferred income taxes ........................       3,617           --           --           --       (3,617)          --
Other ........................................         159        3,534           --           38           --        3,731
Notes receivable, subsidiaries ...............     130,207        6,578        1,006           --     (137,791)          --
Investment in subsidiaries ...................      14,121          569        3,128           --      (17,818)          --
                                                 ---------    ---------    ---------    ---------    ---------    ---------

          Total assets .......................   $ 157,101    $ 207,301    $  41,916    $  11,214    $(167,056)   $ 250,476
                                                 =========    =========    =========    =========    =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term debt .....   $      --    $       2    $      --    $       6    $      --    $       8
    Short-term borrowings ....................          --           --           --          412           --          412
    Notes payable ............................           2          958           --           27           --          987
    Accounts payable .........................         109       18,818        2,261          962         (227)      21,923
    Due to affiliates ........................          --          404        6,478          606       (7,488)          --
    Accrued expenses .........................         842        5,677        1,227          220           --        7,966
    Accrued interest .........................       6,222           --          132           33           --        6,387
    Accrued compensation .....................          47        3,900        1,070          363           --        5,380
    Accrued restructuring and other charges ..         959          393           --          887           --        2,239
    Environmental ............................          --        2,812           --           --           --        2,812
                                                 ---------    ---------    ---------    ---------    ---------    ---------

          Total current liabilities ..........       8,181       32,964       11,168        3,516       (7,715)      48,114

Long-term debt ...............................     129,750           --       19,786        1,261           --      150,797
Environmental ................................          --       12,279           --           --           --       12,279
Deferred income taxes ........................          --       14,863           --           69       (3,617)      11,315
Postretirement benefits ......................          --        4,632           --           --           --        4,632
Accrued restructuring and other charges ......          --           --           --           --           --           --
Notes payable ................................          --      121,732       13,425        2,634     (137,791)          --
Other ........................................       1,068          221          552          128           --        1,969
Minority interest ............................          --           --           --          269        3,176        3,445
Commitments and contingencies ................          --           --           --           --           --           --
Mandatory redeemable preferred stock: ........      50,218        3,149           --           --       (3,149)      50,218
     Less: Treasury stock ....................        (262)          --           --           --           --         (262)
                                                 ---------    ---------    ---------    ---------    ---------    ---------

                                                    49,956        3,149           --           --       (3,149)      49,956

Stockholders' equity (deficit):

Common stock .................................           2        1,200        1,291        2,333       (4,824)           2
Preferred stock ..............................          --        4,147           --           --       (4,147)          --
Additional paid-in capital ...................       7,149       33,927        8,241        2,761      (44,929)       7,149
Retained earnings (accumulated deficit) ......     (36,965)     (21,613)     (10,649)      (1,177)      35,662      (34,742)
Cumulative translation adjustment ............         (24)          --       (1,898)        (580)         278       (2,224)
Less: Stockholder note receivable ............      (1,913)        (200)          --           --           --       (2,113)
     Treasury stock, at cost .................         (46)          --           --           --           --          (46)
     Minimum pension liability ...............         (57)          --           --           --           --          (57)
                                                 ---------    ---------    ---------    ---------    ---------    ---------

          Total stockholders'
           equity (deficit) ..................     (31,854)      17,461       (3,015)       3,337      (17,960)     (32,031)

                                                 ---------    ---------    ---------    ---------    ---------    ---------

          Total liabilities and
           stockholders' equity (deficit) ....   $ 157,101    $ 207,301    $  41,916    $  11,214    $(167,056)   $ 250,476
                                                 =========    =========    =========    =========    =========    =========


                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)


                                                                 Condensed Consolidating Statement of Operations
                                                                  For the Three Months Ended September 30, 1996
                                              ------------------------------------------------------------------------------

                                                                   U.S.         German        Non
                                                                 Guarantor     Guarantor   Guarantor    Elimin-
                                                     Parent    Subsidiaries   Subsidiary  Subsidiary     ations Consolidated
                                                   ---------    ----------    ----------  ----------   --------  ----------
Net sales........................................  $     --    $ 52,474    $  18,313     $  3,731    $ (1,254)   $ 73,264
Cost of goods sold (excluding
  inventory valuation charges)...................        --      42,897       15,415        2,398        (924)     57,137
Inventory valuation charges......................        --       4,980           --           --          --       4,980
                                                   ---------   ---------   ----------    --------    ---------   ---------
    Gross profit.................................        --       7,246        2,898        1,333        (330)     11,147
Selling, general and administrative expense......     1,700       6,587        3,012          607        (113)     11,793
Non-cash compensation expense....................        84          --           --           --          --          84
Research and development expense.................        --         777          267           41          --       1,085
                                                   ---------   ---------   ----------    --------    ---------   ---------
    Operating income (loss)......................    (1,784)       (118)        (381)         685        (217)     (1,815)
Interest and debt expense (income)...............      (146)      2,899          726           72          (1)      3,550
Other income (loss)..............................     2,854      (2,467)         125          (40)       (191)        281
Equity in income (loss) of subsidiary............    (4,033)       (556)         420           --       4,169          --
                                                   ---------   ---------   ----------    --------    ---------   ---------
    Income (loss) before minority
      interest and income taxes...............       (2,817)     (6,040)        (562)         573       3,762      (5,084)
Minority interest................................        --          --           --           --          69          69
                                                   ---------   ---------   ----------    --------    ---------   ---------
    Income (loss) before income taxes............    (2,817)     (6,040)        (562)         573       3,693      (5,153)
Provision (benefit) for income taxes.............     1,488      (2,199)           2          409        (208)       (508)
Equity in income of joint ventures...............        --          --           72           --          --          72
                                                   ---------   ---------   ----------    --------    ---------   ---------
    Net income (loss)............................    (4,305)     (3,841)        (492)         164       3,901      (4,573)
Preferred dividends..............................       481        (637)          --           --         637         481
                                                   ---------   ---------   ----------    --------    ---------   ---------
    Net income (loss) applicable
      to common shares..........................   $ (4,786)   $ (3,204)   $    (492)    $    164    $   3,264   $ (5,054)
                                                   =========   =========   ==========    ========    =========   =========


                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                                  Condensed Consolidating Statement of Operations
                                                                   For the Three Months Ended September 30, 1997
                                              ------------------------------------------------------------------------------

                                                                       U.S.       German       Non
                                                                     Guarantor   Guarantor  Guarantor  Elimin-
                                                         Parent   Subsidiaries Subsidiary Subsidiaries ations  Consolidated
                                                       ----------  ---------  ---------   ---------  ---------   --------
Net sales........................................      $      --  $  56,238   $  14,940  $   2,593   $(2,444)   $  71,327
Cost of goods sold (excluding
 inventory valuation charges)....................             --     43,818      12,846      2,173    (2,442)      56,395
Inventory valuation charges......................             --         --          --         --         --          --
                                                       ----------  ---------  ---------   ---------  ---------   --------
    Gross profit.................................             --     12,420       2,094        420        (2)      14,932
Selling, general and administrative expense......          1,007      6,691       2,576        353       (86)      10,541
Non-cash compensation expense....................            158         --          --         --         --         158
Research and development expense.................             --        821         210         14         --       1,045
Restructuring and other charges..................             --        112          --         --         --         112
                                                       ----------  ---------  ---------   ---------  ---------   --------
    Operating income (loss)......................        (1,165)      4,796       (692)         53         84       3,076
Interest and debt expense .......................           (15)      3,359         568         70         --       3,982
Other income (loss)..............................          2,329    (2,187)         218      (345)      (192)       (177)
Equity in income (loss) of subsidiary............        (2,022)      (297)        (47)         --      2,366          --
                                                       ----------  ---------  ---------   ---------  ---------   --------
    Income (loss) before minority
      interest and income taxes..................          (843)    (1,047)     (1,089)      (362)       2,258    (1,083)
Minority interest................................             --         --          --         17         71          88
                                                       ----------  ---------  ---------   ---------  ---------   --------
    Income (loss) before income taxes............          (843)    (1,047)     (1,089)      (379)      2,187     (1,171)
Provision (benefit) for income taxes.............          1,020       (73)          14         40      (820)         181
Equity in income of joint ventures...............             --         --         412         --         47         459
                                                       ----------  ---------  ---------   ---------  ---------   --------
    Net income (loss)............................        (1,863)      (974)       (691)      (419)      3,054       (893)
Preferred dividends..............................          1,468        175          --         --      (175)       1,468
                                                       ----------  ---------  ---------   ---------  ---------   --------
    Net income (loss) applicable
      to common  shares..........................      $  (3,331)  $ (1,149)  $   (691)   $   (419)  $   3,229   $(2,361)
                                                       ==========  =========  =========   =========  =========   ========


                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)


                                                               Condensed Consolidating Statement of Operations
                                                                For the Nine Months Ended September 30, 1996
                                              ------------------------------------------------------------------------------

                                                                U.S.       German       Non
                                                             Guarantor   Guarantor   Guarantor      Elimin-
                                                  Parent    Subsidiaries Subsidiary  Subsidiary      ations  Consolidated
                                                  -----       -------    ---------    ---------     -------    --------

Net sales .................................   $      --    $ 164,912    $  57,247   $  11,113    $  (4,221)   $ 229,051
Cost of goods sold (excluding
 inventory valuation charges) .............          --      124,813       45,000       7,641       (3,835)     173,619
Inventory valuation charges ...............          --        4,980           --          --           --        4,980
                                              ----------   ----------   ---------   ---------    ---------    ----------
    Gross profit ..........................          --       35,119       12,247       3,472         (386)      50,452
Selling, general and administrative expense       3,500       21,526        9,332       1,962         (369)      35,951
Noncash compensation expense ..............         159           --           --          --           --          159
Research and development expense ..........          --        2,542          901         141           --        3,584
                                              ----------   ----------   ---------   ---------    ---------    ----------
    Operating income (loss) ...............      (3,659)      11,051        2,014       1,369          (17)      10,758
Interest and debt expense .................         (96)       8,318        1,897         220           --       10,339
Other income (loss) .......................       8,884       (8,078)         533        (241)        (591)         507
Equity in income (loss) of subsidiary .....      (2,388)         648          630          --        1,110           --
                                              ----------   ----------   ---------   ---------    ---------    ----------
    Income (loss) before minority
      interest and income taxes ...........       2,933       (4,697)       1,280         908          502          926

Minority interest .........................          --           --           --          --          195          195
                                              ----------   ----------   ---------   ---------    ---------    ----------
    Income (loss) before income taxes .....       2,933       (4,697)       1,280         908          307          731
                                              ----------   ----------   ---------   ---------    ---------    ----------
Provision (benefit) for income taxes ......       2,015       (1,374)           4         498         (208)         935
Equity in income of joint ventures ........          --           --          527          --           --          527
                                              ----------   ----------   ---------   ---------    ---------    ----------
    Net income (loss) .....................         918       (3,323)       1,803         410          515          323
Preferred dividends .......................       2,949           --           --          --           --        2,949
                                              ----------   ----------   ---------   ---------    ---------    ----------
    Net income (loss) applicable
      to common shares ....................   $  (2,031)   $  (3,323)   $   1,803   $     410    $     515    $  (2,626)
                                              ==========   ==========   =========   =========    =========    ==========

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                               Condensed Consolidating Statement of Operations
                                                                For the Nine Months Ended September 30, 1997
                                              ------------------------------------------------------------------------------

                                                                   U.S.         German        Non
                                                                 Guarantor     Guarantor   Guarantor    Elimin-
                                                       Parent  Subsidiaries   Subsidiary  Subsidiaries   ations   Consolidated
                                                       ------    --------      -------     ---------    -------    ----------
Net sales .......................................   $      --    $ 171,663    $  42,513    $  11,363    $  (7,920)   $ 217,619
Cost of goods sold (excluding
 inventory valuation charges) ...................          --      131,475       36,603        8,839       (8,233)     168,684
Inventory valuation charges .....................          --           --        3,155           --           --        3,155
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Gross profit ................................          --       40,188        2,755        2,524          313       45,780
Selling, general and administrative expense .....       2,630       20,688        7,351        1,649         (388)      31,930
Non-cash compensation expense ...................         190           --           --           --           --          190
Research and development expense ................          --        2,519          705           93           --        3,317
Restructuring and other charges .................          --          444           --        2,526           --        2,970
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Operating income (loss) .....................      (2,820)      16,537       (5,301)      (1,744)         701        7,373
Interest and debt expense (income) ..............        (155)      10,381        2,476          174           --       12,876
Other income (loss) .............................       7,356       (6,869)       1,105         (619)        (675)         298
Equity in income (loss) of subsidiary ...........     (10,449)      (2,097)         594           --       11,952           --
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Income (loss) before minority
      interest and income taxes .................      (5,758)      (2,810)      (6,078)      (2,537)      11,978       (5,205)

Minority interest ...............................          --           --           --           17          203          220
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Income (loss) before income taxes ...........      (5,758)      (2,810)      (6,078)      (2,554)      11,775       (5,425)
Provision (benefit) for income taxes ............       1,313           61           14          185       (1,113)         460
Equity in income of joint ventures ..............          --           --        1,540           --           47        1,587
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Net income (loss) ...........................      (7,071)      (2,871)      (4,552)      (2,739)      12,935       (4,298)
Preferred dividends .............................       4,229          508           --           --         (508)       4,229
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Net income (loss) applicable to common shares   $ (11,300)   $  (3,379)   $  (4,552)   $  (2,739)   $  13,443    $  (8,527)
                                                    =========    =========    =========    =========    =========    =========

                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                         Condensed Consolidating Statement of Cash Flows
                                                          For the Nine Months Ended September 30, 1996
                                     ---------------------------------------------------------------------------

                                                                U.S.       German        Non
                                                              Guarantor   Guarantor   Guarantor    Elimin-
                                                    Parent  Subsidiaries Subsidiary  Subsidiary     ations   Consolidated
                                                  --------    --------    --------    --------    --------    ----------


Net cash provided by (used in)
      operating activities ....................   $  2,853    $  1,521    $ (4,910)   $   (304)   $    (35)   $   (875)
                                                  --------    --------    --------    --------    --------    --------
Cash flows from investing activities:
    Capital expenditures ......................       (113)     (5,856)       (890)     (1,024)         --      (7,883)
    (Increase) decrease in
      investments in joint ventures ...........         --          --         (20)         51          --          31
    Proceeds from sale of capital equipment ...         --       1,572          79          --          --       1,651
    Payments for environmental liabilities ....         --      (1,988)         --          --          --      (1,988)
    Proceeds from environmental indemnification         --       1,038          --          --          --       1,038
    Other .....................................         --          30          --           6          --          36


Net cash used in investing activities .........       (113)     (5,204)       (831)       (967)         --      (7,115)
                                                  --------    --------    --------    --------    --------    --------
Cash flows from financing activities:
    Issuance of common stock ..................         --          --          --          --          --          --
    Issuance of preferred stock ...............         --          --          --          --          --          --
    Revolving borrowings under Credit Agreement     47,000          --          --          --          --      47,000
    Revolving repayments under Credit Agreement    (41,499)         --          --          --          --     (41,499)
    Term loan repayments under Credit Agreement     (5,166)         --          --          --          --      (5,166)
    Short-term loan borrowings
      under European Facility .................         --          --       7,906         423          --       8,329
    Payment of treasury stock .................        (87)         --          --          --          --         (87)
    Payment of registration costs .............       (114)         --          --          --          --        (114)
    Repayment of capital lease obligations ....         --         (56)         --         (35)         --         (91)
    Payments for financing costs ..............         --          --          --         (50)         --         (50)
    Dividends paid to minority interests ......         --        (130)         --          --          --        (130)
    Other .....................................         --         (40)         --          --          --         (40)
    Subsidiary loans ..........................     (2,870)      4,445      (2,216)        611          30          --

                                                  --------    --------    --------    --------    --------    --------
Net cash provided by (used in)
      financing activities ....................     (2,736)      4,219       5,690         949          30       8,152

Effect of exchange rate changes on cash .......         --          --         112        (180)         --         (68)
                                                  --------    --------    --------    --------    --------    --------
Net increase (decrease) in cash
      and cash equivalents ....................          4         536          61        (502)         (5)         94
                                                  --------    --------    --------    --------    --------    --------
Cash and cash equivalents, beginning of period         248          --         429       1,021        (248)      1,450
                                                  --------    --------    --------    --------    --------    --------

Cash and cash equivalents, end of  period .....   $    252    $    536    $    490    $    519    $   (253)   $  1,544
                                                  ========    ========    ========    ========    ========    ========


                    FREEDOM CHEMICAL COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

                                                             Condensed Consolidating Statement of Cash Flows
                                                              For the Nine Months Ended September 30, 1997
                                              ------------------------------------------------------------------------------

                                                                  U.S.       German         Non
                                                                Guarantor   Guarantor     Guarantor     Elimin-
                                                     Parent   Subsidiaries  Subsidiary    Subsidiary     ations    Consolidated
                                                  --------    --------    --------    --------    --------    ----------

Net cash provided by (used in)
 operating activities .........................   $   7,709    $   7,900    $  (4,140)   $     980    $    (698)   $  11,751
                                                  ---------    ---------    ---------    ---------    ---------    ---------
Cash flows from investing activities:
    Capital expenditures ......................        (295)      (6,679)        (524)      (1,802)          --       (9,300)
    Increase in investments in subsidiaries ...          --           --         (581)          --          581           --
    Proceeds from sale of capital equipment ...          --           --           --           67           --           67
    Payments for environmental liabilities ....          --       (3,744)          --           --           --       (3,744)
    Proceeds from environmental
      indemnification .........................          --          300           --           --           --          300
    Other .....................................          --           36          148           --           --          184


Net cash used in investing activities .........        (295)     (10,087)        (957)      (1,735)          --      (12,493)
                                                  ---------    ---------    ---------    ---------    ---------    ---------
Cash flows from financing activities:
    Issuance of common stock ..................         223           --           --            8           (8)         223
    Issuance of preferred stock ...............         196           --           --           --           --          196
    Revolving borrowings under Credit Agreement      55,000           --       71,452        1,559           --      128,011
    Revolving repayments under Credit Agreement     (59,500)          --      (68,143)      (1,814)          --     (129,457)
    Term loan repayments under Credit Agreement          --           --           --           --           --           --
    Short-term loan borrowings
      under European Facility .................          --           --           --           --           --           --
    Payment of treasury stock .................          --           --           --           --           --           --
    Payment of registration costs .............        (733)          --           --           --           --         (733)
    Repayment of capital lease obligations ....          --          (14)          --           --           --          (14)
    Payments for financing costs ..............          --           --          (55)          --           --          (55)
    Dividends paid to minority interests ......          --         (129)          --           --           --         (129)
    Other .....................................          --            2           --          (16)          --          (14)
    Subsidiary loans ..........................      (2,264)       2,056         (467)         675           --           --
                                                  ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
       financing activities ...................      (7,078)       1,915        2,787          412           (8)      (1,972)
Effect of exchange rate changes on cash .......          --            1         (132)         (89)         148          (72)
                                                  ---------    ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash
      and cash equivalents ....................         336         (271)      (2,442)        (432)          23       (2,786)

Cash and cash equivalents, beginning of period           88          344        2,218          992          (88)       3,554
                                                  ---------    ---------    ---------    ---------    ---------    ---------

Cash and cash equivalents, end of period ......   $     424    $      73    $    (224)   $     560    $     (65)   $     768
                                                  =========    =========    =========    =========    =========    =========


Item 2.             Management's Discussion and Analysis of
-------             ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

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


Inventory Valuation Charges

     During the nine months ended September 30, 1997, the Company recorded inventory valuation charges of $3.2 million related to write-downs of certain products in its Pharmaceutical Intermediates and Natural Additives group. The write-downs resulted from an evaluation of lower of cost or market due primarily to industry-wide overproduction and declines in market values partially associated with recent changes in government regulation governing prescription reimbursement. In March 1997, a charge of $0.7 million was recorded based on an analysis of conditions at that date. An anticipated improvement in market conditions during the three months ended June 30, 1997 did not occur. Accordingly, management reviewed the inventory balances at June 30, 1997 and recorded an additional charge of $2.5 million. After recording this adjustment, management expects that profitability will return to historical levels for the Pharmaceutical Intermediates and Natural Additives product line.

     In September, 1996, the Company recorded charges totaling $5.0 million as a result of inventory obsolescence principally in the Company's Organic Pigments and Dyes product line.


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

     During the nine months ended September 30, 1997, the Company recorded charges totaling $0.4 million which reduced operating income as a result of a marketing revitalization program the Company initiated primarily for its Organic Pigments and Dyes product group. The Company expects to record approximately $0.6 million in 1997 for this program. These charges will be expensed as incurred throughout the remainder of the year.

Results of Operations

     The following table sets forth certain data from the Consolidated Financial Statements (Unaudited) expressed as a percentage of net sales.


                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30,                      September 30,
                                                                  -----------------------              -----------------------



                                                                     1996             1997              1996             1997
                                                                     ----             ----              ----             ----
Net sales                                                           100.0%           100.0%            100.0%           100.0%

Cost of goods sold (excluding inventory valuation charges)           78.0             79.1              75.8             77.5

Inventory valuation charges                                           6.8              --                2.2              1.4

Gross profit                                                         15.2             20.9              22.0             21.0

Selling, general and administrative expense                          16.1             14.8              15.7             14.7

Research and development expense                                      1.5              1.5               1.6              1.5

Restructuring and other charges                                       --               0.2               --               1.4

Operating income (loss)                                              (2.4)             4.3               4.7              3.4

Interest and debt expense                                             4.8              5.6               4.5              5.9

Net (loss) income                                                    (6.2)            (1.3)              0.1             (2.0)

Preferred dividends                                                   0.7              2.1               1.3              1.9

Net loss applicable to common shares                                 (6.9)            (3.3)             (1.1)            (3.9)



                     Three Months Ended September 30, 1997
               Compared to Three Months Ended September 30, 1996

     Net Sales. Net sales declined $1.9 million to $71.3 million in the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. Pharmaceuticals revenues declined $3.7 million because of (i) industry-wide overstocking due to producer and customer expectations of comparable business strengths in 1997 versus 1996, and (ii) changes in German social legislation regarding the reimbursement for certain medications in which one of the Company's main products is used. It is expected that this development will not result in a permanent loss of business. Textile and Paper Chemicals revenues decreased $2.9 million, primarily as a result of the discontinuation of unprofitable product lines. Organic Pigment and Dye revenues declined $0.5 million as a result of effects of increased European competition on Color Former sales, offset partially by increased sales in Inks. Specialty Organics and Intermediates revenues increased $4.8 million, primarily due to capacity expansion.

     Gross Profit. Gross profit, excluding inventory charges of $5.0 million in 1996, decreased $1.2 million for the three months ended September 30, 1997 to $14.9 million compared to $16.1 million for the three months ended September 30, 1996. This decrease resulted primarily from the following: (i) $1.5 million was due to lower Pharmaceutical sales and $2.4 million in Textile and Paper Chemicals due to unfavorable yield variances. These negative impacts were offset, in part, by the following improvements: (i) $1.8 million in Specialty Organics and Chemical Intermediates due to increased sales and $1.1 million in Food and Personal Care Ingredients due to a favorable change in product mix and plant cost structure.

     The following table displays a comparison for each of the Company's five core product lines of pounds of product sold, average prices, net sales, gross profit dollars (excluding inventory valuation charges), and gross profit percentage for the quarters ending September 30, 1997 and 1996, respectively. (All values are in millions except for average price.)



                                                             Three Months Ended
                                       September 30, 1997                                   September 30, 1996
                          -----------------------------------------------    ------------------------------------------------

                          Volume    Average     Net       Gross     Gross     Volume   Average      Net      Gross      Gross
Line                     (pounds)    Price     Sales     Profit    Margin    (pounds)   Price      Sales    Profit     Margin
                         --------    -----     -----     ------    ------    --------   -----      -----    ------     ------

Specialty Organics
 and Intermediates          33.69     $0.50     $16.96     $4.76     28.10%    23.78      $0.51    $12.13     $2.96     24.37%

Food and Personal
 Care Ingredients           15.98     $1.17     $18.62     $6.17     33.14%    17.30      $1.06    $18.27     $5.04     27.60%


Pharmaceutical
 Intermediates               0.50    $16.79      $8.43     $0.56      6.64%     0.53      $23.04   $12.12     $2.01     16.56%


Textile and Paper
 Chemicals                  27.88     $0.51     $14.10     $1.90     13.51%    29.65      $0.57    $17.03     $4.28     25.14%


Organic Pigments
 and Dyes                    3.10     $4.27     $13.22     $1.53     11.58%     2.78      $4.93    $13.71     $1.83     13.39%


Company Total               81.15     $0.88     $71.33    $14.93     20.93%    74.03      $0.99    $73.26    $16.12     22.01%



     The Company recorded estimated costs of shutdown of $0.7 million and $0.4 million for the three months ended September 30, 1997 and 1996, respectively. The costs of shutdown are accrued on a pro rata basis over the period between shutdowns. Plant shutdowns are typically scheduled on a semi-annual; nine-month and annual basis at the Company's various plants for the performance of maintenance and inspection of various pieces of equipment. As of September 30, 1997, $0.7 million was accrued related to such costs, which represented a decrease from December 31, 1996 of $0.2 million due primarily to shutdowns at the Company's Hilton Davis and Kalama facilities in June and Freedom Textile in July and the timing of various other plant shutdowns scheduled in 1997.

     Selling, General and Administrative Expense. Selling, general, and administrative expense decreased $1.3 million to $10.5 million in the three months ended September 30, 1997 compared to the same period of the prior year primarily due to personnel reductions and plant closings as a result of restructuring and other charges. As a percentage of sales, selling, general, and administrative expense decreased to 14.8% in the three months ended September 30, 1997 from 16.1% for the same period in 1996.

     Research and Development Expense. Research and development expense remained constant at $1.1 million compared to the same period of the prior year. As a percentage of sales, research and development also was constant at 1.5% in the three months ended September 30, 1997 compared to the same period in 1996.

     Operating Income. Operating income, excluding restructuring charges of $0.1 million in 1997 and inventory charges of $5.0 million in 1996, remained constant at $3.2 million for the quarter ended September 30, 1997 compared to the same quarter of 1996.

 Interest and Debt Expense. Interest and debt expense increased $0.4 million to $4.0 million for the three months ended September 30, 1997 compared to the same period of the prior year. The weighted average interest rate of the Company's borrowings was 9.9% at September 30, 1997, as compared to 8.9% at September 30, 1996. The increase in the weighted average interest rate is attributable to the issuance of the 10 5/8% Senior Subordinated Notes due 2006 (the "Notes") that were issued in October 1996.

     Net Income (Loss). Net loss decreased $3.7 million to a loss of $0.9 million in the three months ended September 30, 1997 as compared to the same period of the prior year. The decreases resulted primarily from items discussed above.

     Net Income (Loss) Applicable to Common Shares. The net loss applicable to common shares decreased by $2.7 million to a loss of $2.4 million for the three months ended September 30, 1997 as compared to the same period of the prior year. The decrease resulted from the items referred to above.



                      Nine months Ended September 30, 1997
                Compared to Nine months Ended September 30, 1996

     Net Sales. Net sales declined $11.4 million to $217.6 million in the nine months ended September 30, 1997 compared to the same period in 1996. Pharmaceuticals revenues declined $15.3 million because of (i) industry-wide overstocking due to producer and customer expectations of comparable business strengths in 1997 versus 1996, and (ii) changes in German social legislation regarding the reimbursement for certain medications in which one of the Company's main products is used. It is expected that this development will not result in a permanent loss of business. Textile and Paper Chemicals revenues decreased $4.0 million, primarily as a result of the discontinuation of unprofitable product lines. These declines were offset by the following: (i) Organic Pigment and Dye revenues increased $0.8 million as a result of strong sales in the Inks product line, (ii) Specialty Organics and Intermediates revenues increased $5.9 million, primarily due to capacity expansion, and (iii) Food and Personal Care Ingredients revenues increased $1.2 million as a result of strong sales in Preservatives, Colors and Cosmetics.

     Gross Profit. Gross profit, excluding the inventory valuation charges of $3.2 million and $5.0 million in 1997 and 1996, respectively, declined $6.5 million for nine months ended September 30, 1997 to $48.9 million compared to $55.4 million for the nine months ended September 30, 1996. This decline resulted primarily from the following: (i) $6.0 million was due to lower Pharmaceutical sales, (ii) $1.6 million in Textile and Paper Chemicals due to unfavorable yield variances, which was offset by the favorable effects of the discontinuation of unprofitable product lines and (iii) $0.1 million in Specialty Organics and Intermediates due primarily to lower overall prices, higher toluene and energy costs, offset by higher sales volumes. These negative impacts were offset by improvements of $1.4 million in Food and Personal Care Ingredients due primarily to increased sales in Preservatives, Colors and Cosmetics.

     The following table displays a comparison for each of the Company's five core product lines of pounds of product sold, average prices, net sales, gross profit dollars (excluding inventory valuation charges), and gross profit percentage for the nine months ended September 30, 1997 and 1996, respectively. (All values are in millions except for average price.)


                                                               Nine months Ended
                                        September 30, 1997                                 September 30, 1996
                         ------------------------------------------------    ----------------------------------------------
                          Volume    Average     Net       Gross     Gross     Volume   Average    Net      Gross      Gross
Line                     (pounds)    Price     Sales     Profit    Margin    (pounds)   Price    Sales    Profit     Margin
                         --------    -----     -----     ------    ------    --------   -----    -----    ------     ------

Specialty Organics
 and Intermediates          94.72     $0.51     $48.43    $11.83     24.42%    78.45     $0.54   $42.51   $11.96     28.13%


Food and Personal
 Care Ingredients           50.97     $1.07     $54.68    $17.15     31.36%    50.43     $1.06   $53.49   $15.71     29.37%


Pharmaceutical
 Intermediates               1.45    $16.44     $23.80     $2.79     11.72%     1.84    $21.21   $39.10    $8.80     22.49%


Textile and Paper
 Chemicals                  77.15    $0.63      $48.45     $9.84     20.31%    80.62     $0.65   $52.46   $11.46     21.85%


Organic Pigments
 and Dyes                    9.76     $4.33     $42.26     $7.33     17.35%     8.52     $4.87   $41.49    $7.50     18.09%


Company Total              234.05     $0.93    $217.62    $48.94     22.49%   219.86     $1.04  $229.05     55.43    24.20%


     The Company recorded estimated costs of shutdown of $1.6 million and $1.1 million for the nine months ended September 30, 1997 and 1996, respectively. The costs of shutdown are accrued on a pro rata basis over the period between shutdowns. Plant shutdowns are typically scheduled on a semi-annual, nine-month and annual basis at the Company's various plants for the performance of maintenance and inspection of various pieces of equipment. As of September 30, 1997, $0.7 million was accrued related to such costs, which represented a decrease from December 31, 1996 of $0.2 million due primarily to shutdowns at the Company's Hilton Davis and Kalama facilities in June and Freedom Textile in July and the timing of various other plant shutdowns scheduled in 1997.





     Selling, General and Administrative Expense. Selling, general, and administrative expense decreased $4.0 million to $31.9 million in the nine months ended September 30, 1997 compared to the same period of the prior year primarily due to personnel reductions and plant closings as a result of restructuring and other charges. As a percentage of sales, selling, general, and administrative expense decreased to 14.7% in the nine months ended September 30, 1997 from 15.7% for the same period in 1996.

     Research and Development Expense. Research and development expense declined $0.3 million to $3.3 million compared to the same period of the prior year. As a percentage of sales, research and development declined to 1.5% in the nine months ended September 30, 1997 from 1.6% for the same period in 1996.

     Operating Income. Operating income, excluding inventory valuation and restructuring charges of $6.1 million and $5.0 million in 1997 and 1996, respectively, declined $2.2 million to $13.5 million for the nine months ended September 30, 1997 compared to the same period of 1996. The decrease resulted primarily from items discussed above.

     Interest and Debt Expense. Interest and debt expense increased $2.5 million to $12.9 million for the nine months ended September 30, 1997 compared to the same period of the prior year. The weighted average interest rate of the Company's borrowings was 9.9% at September 30, 1997, as compared to 8.9% at September 30, 1996. The increase in the weighted average interest rate is attributable to the issuance of the 10 5/8% Senior Subordinated Notes due 2006 (the "Notes") that were issued in October 1996.

     Net Income (Loss). Net income decreased $4.6 million to a loss of $4.3 million in the nine months ended September 30, 1997 as compared to the same period of the prior year. The loss resulted primarily from items discussed above.

     In addition, the Company's equity in income of joint ventures increased $1.1 million for the nine months ended September 30, 1997 as compared to the same period of the prior year. The increase is primarily attributable to the increase in the equity in income of Srinivasa Cystine Limited which increased $1.1 million.

     Net Income (Loss) Applicable to Common Shares. The net loss applicable to common shares increased by $5.9 million to a loss of $8.5 million for the nine months ended September 30, 1997 as compared to the same period of the prior year. The decrease resulted from the items referred to above.

Liquidity and Capital Resources

     Net Cash Provided By Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 1997 was $11.8 million, which represented a change of $12.6 million from the $0.9 million net cash used in operating activities in the same period of the prior year. This change was due primarily to a decrease in inventory.

     Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 1997 was $12.5 million, an increase of $5.4 million compared to the same period of the prior year. Capital expenditures in the nine months ended September 30, 1997 were $9.3 million compared to $7.9 million in the same period of the prior year. This increase in capital expenditures in 1997 included $2.5 million related to the expansion program at the Company's Kalama facility.

     Net Cash Used in Financing Activities. Net cash used in financing activities for the nine months ended September 30, 1997 was $2.0 million, a change of $10.1 million from the net cash provided by financing activities of $8.1 million over the same period of the prior year. This change includes net repayments of $1.4 million compared to net borrowings of $8.7 million for the same period in the prior year and cash proceeds of $0.4 million from the issuance of common and preferred stock.

     Liquidity. On October 17, 1996, the Company issued the Notes. The Notes are fully and unconditionally guaranteed, on a joint and several basis, as to payment of principal, premium, if any, and interest, by all of the Company's domestic subsidiaries and Diamalt.






     Concurrently with the consummation of the offering of the Notes, the Company amended and restated its existing credit agreement (as amended and restated, the "Amended and Restated Credit Agreement") to, among other things, increase the amount of the revolving loan facility to $85 million and include Diamalt as a co-borrower. The Amended and Restated Credit Agreement and the Indenture related to the Notes contain certain financial covenants that restrict, among other things, the incurrence of additional indebtedness, the sale of assets, and certain investments, acquisitions and distributions by the Company. The Amended and Restated Credit Agreement also requires the Company to maintain specified financial ratios and tests, including maximum leverage ratios and minimum interest coverage ratios. The Company was in compliance with such ratios and tests at September 30, 1997.

     The Company expects that its ongoing cash requirements will consist primarily of interest payments on its outstanding indebtedness, including the Notes and any borrowings under the Amended and Restated Credit Agreement. As of September 30, 1997 the Company had $57.1 million of working capital (current assets less current liabilities) and $59.1 million available under the Amended and Restated Credit Agreement.

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

                           PART II - OTHER INFORMATION


Item 2.       Changes in Securities

Recent Sales of Unregistered Securities

In September 1997, the Company issued 445.75 shares of its Series A Common Stock and 98.292 shares of its Series B Redeemable Preferred Stock to Alexander R. Castaldi for an aggregate purchase price of $150,000.

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



                                     FREEDOM CHEMICAL COMPANY
                                              (Registrant)


                                     By:  /s/ BRIAN F. MCNAMARA
                                          ---------------------
                                                       Brian F. McNamara
                                                       Vice President, Secretary
                                                          and General Counsel



Date: November 13, 1997              By:  /s/ DENNIS M. MONAHAN
                                          ---------------------
                                                       Dennis M. Monahan
                                                       Vice President, Finance
                                                         and Control

                            FREEDOM CHEMICAL COMPANY
                   Form 10-Q Report for the Nine Months Ended
                               September 30, 1997



                                INDEX TO EXHIBITS


Exhibit
  No.   Description of Exhibit

3.1 Restated Certificate of Incorporation of Freedom Chemical Company and Certificate of Designation for Preferred Stock (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (33-84778) and incorporated herein by reference).

3.2 By-laws of Freedom Chemical Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (33-84778)and incorporated herein by reference).

27       Financial Data Schedule.